Form 10-Q
period 2016-09-30
Lonestar Resources US Inc.
filed 2016-11-10
CIK 1661920

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2016, the registrant had 8,022,015 shares of Class A voting common stock, par value $0.001 per share, outstanding.

i

Presentation of Information

On July 5, 2016, Lonestar Resources US Inc., a Delaware corporation, acquired all of the issued and outstanding ordinary shares of Lonestar Resources Limited, the former parent company of the Lonestar group of companies, pursuant to a Scheme of Arrangement under Australian law that was approved by the Federal Court of Australia on June 28, 2016, and by Lonestar Resources Limited’s shareholders at a meeting of shareholders, which approval was obtained in March 2016 (the “Reorganization”).  The purpose of the Reorganization was to reorganize the operations of Lonestar Resources Limited, an Australian corporation, into a structure whereby the ultimate parent company of the Lonestar group of companies would be a Delaware corporation.  In connection with the Reorganization, the ordinary shares of Lonestar Resources Limited were delisted from the Australian Securities Exchange, and the Class A voting common stock of Lonestar Resources US Inc. began trading on the NASDAQ Global Market on July 5, 2016 under the ticker symbol “LONE”.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Lonestar Resources US Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2016 (unaudited)	December 31, 2015
Assets

Current assets
Cash and cash equivalents	$5,990	$4,322
Accounts receivable:
Oil, natural gas liquid and natural gas sales	4,879	5,043
Joint interest owners and other	884	1,305
Related parties	—	279
Derivative financial instruments	8,538	33,219
Prepaid expenses and other	1,749	724

Total current assets	22,040	44,892

Oil and gas properties, net, using the successful efforts method of accounting	432,169	488,100
Oil and gas properties held for sale	18,120	—
Other property and equipment, net	1,963	2,223
Derivative financial instruments	315	2,864
Other noncurrent assets	2,185	1,580
Restricted certificates of deposit	78	77

Total assets	$476,870	$539,736

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Balance Sheets (continued)

(In thousands, except share and per share data)

	September 30, 2016 (unaudited)	December 31, 2015
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$9,410	$18,027
Accounts payable – related parties	175	45
Oil, natural gas liquid and natural gas sales payable	3,475	3,870
Accrued liabilities	12,450	8,276
Accrued liabilities – related parties	356	125
Current income tax payable	5,581	—
Derivative financial instruments	420	—

Total current liabilities	31,867	30,343

Long-term debt	277,688	301,926
Deferred tax liability	—	16,013
Other non-current liabilities	1,000	1,000
Equity warrant liability	5,738	—
Asset retirement obligations	2,636	7,488
Asset retirement obligations - Held for sale	4,505	—
Derivative financial instruments	78	—

Total liabilities	323,512	356,770

Commitments and contingencies

Stockholders’ equity
Class A voting common stock, $0.001 par value, 15,000,000 shares authorized, 8,022,015 and 7,521,788 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	142,638	142,638
Class B non-voting common stock, $0.001 par value, 5,000 shares authorized, 2,500 and 0 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	15,303	10,270
Accumulated other comprehensive loss	—	(760)
Retained (deficit) earnings	(4,583)	30,818

Total stockholders’ equity	153,358	182,966

Total liabilities and stockholders’ equity	$476,870	$539,736

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Statements of Operations & Comprehensive (Loss) Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Oil sales	$12,285	$18,849	$36,404	$56,408
Natural gas sales	2,190	1,612	5,448	4,091
Natural gas liquid sales	1,063	416	2,685	1,538

Total revenues	15,538	20,877	44,537	62,037

Costs and expenses
Lease operating and gas gathering	4,006	4,616	12,764	12,666
Production, ad valorem, and severance taxes	907	1,376	3,046	4,203
Rig standby expense	364	10	2,261	10
Depletion, depreciation, and amortization	10,665	13,823	38,301	39,861
Accretion of asset retirement obligations	53	53	160	160
Loss (gain) on sale of oil and gas properties	53	—	(1,478)	625
Impairment of oil and gas properties	29,144	—	31,082	—
Stock-based compensation	122	880	313	1,746
General and administrative	2,870	2,399	8,501	7,095
Other expense	1	18	1,045	53

Total costs and expenses	48,185	23,175	95,995	66,419

Loss from operations	(32,647)	(2,298)	(51,458)	(4,382)

Other income (expense)
Interest expense	(7,345)	(6,666)	(19,644)	(18,485)
Gain on disposal of bonds	29,363	—	29,363	—
Unrealized loss on warrants	(611)	—	(611)	—
Gain (loss) on derivative financial instruments	1,664	19,481	(3,405)	18,956

Total other income, net	23,071	12,815	5,703	471

(Loss) income before income taxes	(9,576)	10,517	(45,755)	(3,911)

Income tax (expense) benefit	(1,684)	(3,931)	10,354	1,419

Net (loss) income	$(11,260)	$6,586	$(35,401)	$(2,492)

Net (loss) income per common share-basic and diluted	$(1.44)	$0.88	$(4.64)	$(0.33)
Weighted average common shares outstanding–basic and diluted	7,842,586	7,522,025	7,629,896	7,522,025

Other comprehensive (loss) income:
Net (loss) income	$(11,260)	$6,586	$(35,401)	$(2,492)

Foreign currency translation adjustments	(13)	(30)	(29)	(29)
Comprehensive (loss) income	$(11,273)	$6,556	$(35,430)	$(2,521)

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Accumulated
	Class A Voting				other
	Common Stock		Additional	Retained	comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Earnings	loss	Equity
Balance at December 31, 2015	7,521,788	$142,638	$10,270	$30,818	$(760)	182,966

Share Issuance	500,227	—	5,509	—	—	5,509

Stock-based compensation	—	—	313	—	—	313

Foreign currency translation	—	—	(789)	—	760	(29)

Net loss	—	—	—	(35,401)	—	(35,401)

Balance at September 30, 2016	8,022,015	$142,638	$15,303	$(4,583)	$—	$153,358

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

Nine months ended September 30,	2016	2015
Operating activities
Net loss	$(35,401)	$(2,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on disposal of oil and gas properties	(866)	629
Accretion of asset retirement obligations	160	160
Depreciation, depletion, and amortization	38,301	39,861
Stock-based compensation	313	1,746
Deferred taxes	(10,432)	(1,418)
(Gain) loss on derivative financial instruments	3,405	(18,956)
Settlements of derivative financial instruments	24,322	26,497
Impairment of oil and gas properties	31,082	—
Non-cash interest expense	1,677	825
Changes in operating assets and liabilities:
Accounts receivable	865	8,526
Prepaid expenses and other assets	(1,961)	(896)
Accounts payable and accrued expenses	(4,479)	(4,453)

Net cash provided by operating activities	46,986	50,029

Investing activities
Acquisition of oil and gas properties	(3,115)	(7,032)
Development of oil and gas properties	(24,856)	(77,735)
Proceeds from sales of oil and gas properties	2,720	—
Purchases of other property and equipment	(202)	(191)

Net cash used in investing activities	(25,453)	(84,958)

Financing activities
Proceeds from borrowings	64,325	123,514
Payments on borrowings	(84,152)	(93,514)
Payments on other note payable	(9)	(9)

Net cash provided by (used in) financing activities	(19,836)	29,991

Effect of exchange rate changes on cash and cash equivalents	(29)	(29)

Increase (decrease) in cash and cash equivalents	1,668	(4,967)
Cash and cash equivalents, beginning of the period	4,322	9,992

Cash and cash equivalents, end of the period	$5,990	$5,025

Supplemental information
Cash paid for interest expense	$14,095	$11,020

Common stock issued for asset acquisition	$5,500	$—

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Presentation

Lonestar Resources US Inc. (the “Successor”) was incorporated in Delaware in December 2015 for purposes of effecting our corporate reorganization, which was completed on July 5, 2016 (the “Reorganization”), pursuant to a Scheme Implementation Agreement (the “Scheme”), dated December 28, 2015, between the Successor and Lonestar Resources Limited (the “Predecessor”), an Australian company. Prior to the Reorganization, our business was owned and operated under our Predecessor, whose ordinary shares were listed on the Australian Securities Exchange (“ASX”). Pursuant to the Scheme, the Successor acquired all of the issued and outstanding ordinary shares of our Predecessor, and each of our Predecessor’s shareholders received one share of our Class A voting common stock for every two ordinary shares of our Predecessor such shareholder held. Prior to the Reorganization, the Successor had no business or operations, and following the Reorganization, the business and the operations of the Successor consist solely of the business and operations of the subsidiaries of the Predecessor. The reorganization was treated as a transaction among parties under common control and no gain or loss was recorded.

Lonestar Resources America, Inc. (“LRAI”) is a Delaware registered U.S. holding company formed on January 31, 2013, which is engaged in the exploration, development, production, acquisition, and sale of oil, natural gas liquid (“NGL”) and natural gas primarily in the Eagle Ford Shale Play in South Texas, Conventional properties in North Texas and Bakken properties in Montana through its wholly owned subsidiaries, Lonestar Resources, Inc. and Amadeus Petroleum, Inc. Its executive offices are located in Fort Worth, Texas. LRAI was a wholly owned subsidiary of the Predecessor, prior to the reorganization described below.  The majority of the activities of the Predecessor was carried out through LRAI. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Lonestar,” “we,” “us,” “our,” and “the Company” refer to (i) Lonestar Resources Limited and its subsidiaries prior to the Reorganization and (ii) Lonestar Resources US Inc. and its subsidiaries upon completion of the Reorganization, as applicable.

Basis of Presentation

The accompanying interim consolidated financial statements have not been audited by independent public accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations.  Any and all adjustments are of a normal and recurring nature.  Although management believes the unaudited interim-related disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The results of operations and the cash flows for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

2. Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)" in order, to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update addresses eight different transaction types and clarifies how to classify each in the statement of cash flows, where previously there was unclear or no specific guidance. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We expect to adopt this guidance in the first quarter of 2018. The impact is not expected to be material.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. For public entities, this ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We expect to adopt this guidance in the first quarter of 2020. The impact is not expected to be material.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This ASU is effective for the annual period ending after December 15, 2018, and for annual interim periods thereafter. Early adoption is permitted. Management is currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

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

In April 2015, the FASB issued updated guidance regarding simplification of the presentation of debt issuance costs. The updated guidance requires debt issuance costs related to a recognized debt liability, other than those costs related to line of credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation for debt discounts and premiums, instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. This guidance became effective for the Company as of January 1, 2016. The Company’s adoption of this guidance was applied retrospectively and did not have a material impact on the Company’s consolidated financial statements.

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

3. Acquisitions and Divestitures

On September 26, 2016, Amadeus Petroleum, Inc. and T-N-T Engineering, Inc. entered into a purchase and sale agreement with AVAD Energy Partners, LLC and Vendera Resources II, LLC to sell their remaining interest in producing wells and related oil and gas leases in its conventional properties located in multiple counties in Texas, effective as of July 1, 2016.  Aggregate production related to the properties was 436 Boe/d during the third quarter of 2016.  The sale price approximated $14,000,000.  The transaction closed on October 31, 2016.  As of September 30, 2016, the Company reported an impairment charge of approximately $29.1 million, representing carrying value in excess of fair value, less the cost to sell the properties.

On August 2, 2016 the Company entered into a purchase and sale agreement with Juneau Energy, LLC (“Juneau”) whereby the Company obtained an undivided 50% of Seller’s interest in two producing wells and each well’s respective oil and gas leases covering approximately 1,300 net mineral acres located in Brazos County, Texas.  The total purchase paid by the Company was $5,500,000 payable in 500,227 shares of the Company’s Class A voting common stock.

On June 15, 2016, Amadeus Petroleum, Inc. and T-N-T Engineering, Inc. sold their entire interest in producing wells and related oil and gas leases in its Morgan’s Bluff property located in Orange County, Texas, effective as of July 1, 2016.  Production related to the property was 86 Boe/d during the second quarter of 2016.  The sale price approximated $2,200,000 and resulted in a gain of approximately $1,900,000.

From January to March 2016 the Company paid approximately $770,000 to acquire approximately 220 net acres in La Salle County, TX surrounding Company developed areas and new undeveloped areas classified by the Company as Burns Ranch.  From January to June 2016 the Company paid approximately $1,600,000 to acquire approximately 1,088 net acres in Gonzales County, TX for new well development in the Cyclone area.

In January 2015 the Company exchanged its working interest in two non-operated wells and the underlying leasehold acreage for increased working interests in currently owned and operated property. The exchange resulted in a loss of $629,000. Additionally, the Company acquired 159 net acres in the Eagle Ford Shale trend in La Salle County, TX for $500,000 as a further component of the exchange.

4. Restricted Certificate of Deposit

The Company is required to maintain a certificate of deposit (“CD”) issued by a municipality in Montana, in which certain of our drilling operations are located. This CD is pledged as collateral for a letter of credit issued by the Company’s bank to the municipality. The CD has a maturity date of March 8, 2017, and bears an interest rate of 0.25%. As this CD is expected to be renewed upon maturity and is not available for use in operations, it is classified as a noncurrent asset.

5. Commodity Price Risk Activities

The Company has implemented a strategy to reduce the effects of volatility of oil and natural gas prices on the Company’s results of operations by securing fixed price contracts for a portion of its expected sales volumes.

Inherent in the Company’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not currently require collateral from any of its counterparties nor does its counterparties require collateral from the Company.  At September 30, 2016, the Company had no open physical delivery obligations.

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

As of September 30, 2016, the following derivative transactions were outstanding:

Instrument	Total Volume	Settlement Period	Fixed Price
Oil – WTI Fixed Price Swap	48,500 Bbl	October – December 2016	$84.45
Oil – WTI Fixed Price Swap	70,100 Bbl	October – December 2016	90.45
Oil – WTI Fixed Price Swap	28,400 Bbl	October – December 2016	63.20
Oil – WTI Fixed Price Swap	36,500 Bbl	October – December 2016	56.90
Oil – WTI Fixed Price Swap	49,050 Bbl	October – December 2016	42.11
Oil – WTI Fixed Price Swap	109,500 Bbl	January – December 2017	51.05
Oil – WTI Fixed Price Swap	73,000 Bbl	January – December 2017	50.60

Instrument	Total Volume	Settlement Period	Puts	Calls
Oil – 3 Way Collar	365,100 Bbl	January – December 2017	$40.00 / 60.00	$85.00

The above derivative contracts aggregate to 232,550 barrels or 2,528 barrels of oil per day for the remainder of 2016 and 547,600 barrels or 1,500 barrels of oil per day for 2017. All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the consolidated statement of operations in gain or loss on derivative financial instruments.

As of September 30, 2016 and December 31, 2015, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions.  The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties.  None of the Company’s derivative instruments contain credit-risk related contingent features.

6. Fair Value Measurements

Non-recurring fair value measurements include certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and natural gas property assessments; warrants issued in equity offerings and the initial recognition of asset retirement obligations for which fair value is used. These estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these estimates as Level 3.

The Company periodically reviews for impairment its long-lived assets, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Based upon a purchase and sale agreement for the sale of the Company’s conventional oil and natural gas properties located in Texas, the Company reviewed the carrying value of the remaining acreage in this area and recorded an impairment of approximately $29.1 million during the three months ended September 30, 2016.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, for each fair value hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016 (unaudited)	(In thousands)
Assets:
Commodity derivatives	$—	$8,853	$—	$8,853
Liabilities:
Commodity derivatives	—	(498)	—	$(498)
Warrant liability			(5,738)	$(5,738)

Total	$—	$8,355	$(5,738)	$2,617

December 31, 2015	(In thousands)
Assets:
Commodity derivatives	$—	$36,083	$—	$36,083
Liabilities:
Commodity derivatives	—	—	—	$—

Total	$—	$36,083	$—	$36,083

The book values of cash and cash equivalents, receivables for oil, NGL and natural gas sales, joint interest billings, notes and other receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company, except for bonds, which are recorded at amortized cost less debt issuance costs.  The fair value of the “8.750% Senior Notes” (as defined in Note 9 below) approximates $96.8 million as of September 30, 2016, and the notes are considered a Level 3 liability, as they are based on market transactions that occur infrequently as well as internally generated inputs.  The Company’s other Level 3 financial liabilities measured at fair value consist of the warrant liability as of September 30, 2016. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term. Significant decreases in the estimated remaining period to exercise would result in a significantly lower fair value measurement.

7. Oil and Gas Properties

A summary of oil and gas properties follows:

	September 30, 2016 (unaudited)	December 31, 2015
	(In thousands)
Proved properties and equipment	$525,809	$584,692
Proved properties and equipment held for sale	79,537	—
Unproved properties	71,658	70,298
Less accumulated depreciation, depletion, and amortization	(160,793)	(166,890)
Less accumulated depreciation, depletion, amortization, and impairment on properties held for sale	(65,922)	—
	$450,289	$488,100

On September 26, 2016, Amadeus Petroleum, Inc. and T-N-T Engineering, Inc. entered into a purchase and sale agreement with AVAD Energy Partners, LLC and Vendera Resources II, LLC to sell their remaining interest in producing wells and related oil and gas leases in its conventional properties located in multiple counties in Texas, effective as of July 1, 2016.  Aggregate production related to the properties was 436 Boe/d during the third quarter of 2016.  The sale price approximated $14,000,000.  The transaction closed on October 31, 2016.  As of September 30, 2016, the Company reported an impairment charge of approximately $29.1 million, representing the carrying value in excess of fair value, less the cost to sell the properties.  Asset retirement costs of $4 million and the related asset retirement liability of $4.5 million have been included in the carrying value of the properties as well as the impairment charge calculation.  The table above provides separate amounts for the carrying value of the assets held for sale and the related accumulated depletion and impairment allowances.

During 2016, certain leased acreage was set to expire in Montana as part of the Bakken, Three Forks, and Lower Lodgepole formations (the “Poplar Properties”).  Based on our decision to defer drilling on the Poplar Properties during the three months ended June 30, 2016, we recorded an approximate $1.9 million impairment charge related to leased acreage expiring during 2016.  This was calculated through the allocation of our current carrying value of the properties across our proportionate share of the acreage.

If pricing continues to decline, it is reasonably likely that the Company may have to record impairment of its oil and gas properties subsequent to September 30, 2016.

8. Accrued Liabilities

The accrued liabilities consist of the following:

	September 30, 2016 (unaudited)	December 31, 2015
	(In thousands)
Bonus payable	$1,604	$1,433
Payroll payable	2	28
Accrued interest	7,286	4,420
Accrued rent	328	410
Accrued expenses	1,928	1,401
Other	1,302	584
	$12,450	$8,276

9. Long-Term Debt

The Company’s debt consists of the following:

	September 30, 2016 (unaudited)	December 31, 2015
	(In thousands)
Senior Secured Credit Facility	$94,500	$87,000
Second Lien Notes	35,087	—
8.750% Senior Notes	151,848	220,000
Less unamortized discount on 8.750% Senior Notes	(1,898)	(3,575)
Less deferred financing costs on 8.750% Senior Notes	(945)	(1,785)
Less deferred financing costs on Second Lien Notes	(1,180)	—
Other	276	286
	$277,688	$301,926

Senior Secured Credit Facility

On July 28, 2015, LRAI closed a new $500,000,000 Senior Secured Credit Facility (the “Senior Secured Credit Facility”) which replaced a $400,000,000 Wells Fargo-led syndicated facility.  The new facility was arranged by Citibank, N.A. and featured an expanded borrowing base of $180,000,000 as of December 31, 2015.  The new facility provides additional liquidity for the Company and a lower interest rate.  The new rate is a 25 basis point improvement over the LIBOR interest rate spread.  The new facility provides for an extension in the maturity date to October 16, 2018, which represents a seven month extension over the Wells Fargo-

led facility.  The financial covenants contained in this new facility are substantially the same as the previous facility.  Effective as of May 19, 2016, the borrowing base was reduced from $180,000,000 to $120,000,000.  As of September 30, 2016 (giving effect to the amended covenant ratio discussed below) and December 31, 2015, LRAI was in compliance with all covenants including all financial ratios under the Senior Secured Credit Facility.  As of September 30, 2016 and December 31, 2015, $94,500,000 and $87,000,000 was borrowed, respectively, under the Senior Secured Credit Facility.

The Senior Secured Credit Facility may be used for loans and, subject to a $2,500,000 sub-limit, letters of credit.  The Senior Secured Credit Facility provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base under the Senior Secured Credit Facility.

Borrowings under the Senior Secured Credit Facility, at LRAI’s election, bear interest at either: (i) an alternate base rate (“ABR”) equal to the higher of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% per annum, and (c) the adjusted LIBO rate of a three-month interest period on such day plus 1.0%; or (ii) the adjusted LIBO rate, which is the rate stated on Reuters screen LIBOR01 page, for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in clauses (i) and (ii) above, an applicable margin ranging from 0.75% to 1.75% for ABR loans and from 1.75% to 2.75% for adjusted LIBO rate loans.

The Senior Secured Credit Facility requires LRAI to maintain certain financial ratios and limits the amount of indebtedness LRAI can incur.  Subject to certain permitted liens, LRAI’s obligations under the Senior Secured Credit Facility have been secured by the grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries.

In connection with the Senior Secured Credit Facility, LRAI and certain of its subsidiaries also entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations, and liabilities of the Company arising under or in connection with the Senior Secured Credit Facility are unconditionally guaranteed by such subsidiaries.

Effective as of July 27, 2016, LRAI, the several banks and other financial institutions party thereto (collectively, the “Consenting Lenders”) and Citibank, N.A., in its capacity as administrative agent for the lenders (the “Administrative Agent”) entered into the Third Amendment to Credit Agreement and Limited Waiver (the “Amendment”) to that certain Credit Agreement dated as of July 28, 2015, by and among LRAI, the Consenting Lenders (together with the other banks and financial institutions party thereto, the “Lenders”) and the Administrative Agent (as amended, supplemented and modified, the “Credit Agreement”) to (a) permit LRAI to incur the second lien obligations contemplated by the Securities Purchase Agreement with Leucadia National Corporation and others (as described below) and LRAI’s contemplated use of proceeds thereof, (b) increase the applicable margin for Eurodollar and ABR loans and letter of credit fees by 0.75% across all levels of the previously applicable pricing grid, (c) modify the fee payable on the actual daily unused amount of the aggregate commitments to a flat 0.50% across all levels of the pricing grid, (d) increase the minimum percentage of the value of LRAI’s oil and gas properties that must be mortgaged as collateral for the obligations under the Credit Agreement and the other loan documents from 80% to 90%, (e) modify the maximum leverage ratio thresholds from 4.0 to 1.0 to (i) 4.75 to 1.0 for the four quarterly periods ending June 30, 2016, (ii) 4.50 to 1.0 for the four quarterly periods ending September 30, 2016, (iii) 4.25 to 1.0 for the four quarterly periods ending December 31, 2016 and (iv) 4.00 to 1.0 for all periods thereafter, (f) prohibit distributions to the Predecessor for general and administrative expenses after September 30, 2016 and (g) amend certain other provisions of the Credit Agreement as more specifically set forth in the Amendment.

8.750% Senior Notes

On April 4, 2014, LRAI issued at par $220,000,000 of 8.750% Senior Unsecured Notes due April 15, 2019 (the “8.750% Senior Notes”) to U.S. based institutional investors. The net proceeds from the offering of approximately $212,000,000 (after deducting purchasers’ discounts and offering expenses) were used to repay LRAI’s Senior Secured Credit Facility and 2nd lien facility, and for general corporate purposes. Under the 2nd lien term loan agreement, LRAI was required to pay a prepayment fee of $1,100,000 in connection with the early prepayment of the facility equal to 2.0% of the principal balance that was prepaid. This facility was terminated upon repayment.

On or after April 15, 2016, LRAI may redeem the 8.750% Senior Notes in whole or in part at the redemption prices (expressed as percentages of the principal amount) set forth in the following table plus accrued and unpaid interest, if any, on the 8.750% Senior Notes redeemed, to the applicable date of redemption, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage
2016	106.563%
2017	104.375%
2018 and thereafter	100.000%

In addition, upon a change of control of LRAI, holders of the 8.750% Senior Notes will have the right to require LRAI to repurchase all or any part of their 8.750% Senior Notes for cash at a price equal to 101% of the aggregate principal amount of the 8.750% Senior Notes repurchased, plus any accrued and unpaid interest. The 8.750% Senior Notes were issued under and governed by an Indenture dated April 4, 2014, between LRAI, Wells Fargo Bank, National Association, as trustee and LRAI’s subsidiaries named therein as guarantors (the “Indenture”). The Indenture contains covenants that, among other things, limit the ability of LRAI and its subsidiaries to: incur indebtedness; pay dividends or make other distributions on stock; purchase or redeem stock or subordinated indebtedness; make investments; create liens; enter into transactions with affiliates; sell assets; refinance certain indebtedness; and merge with or into other companies or transfer substantially all of LRAI’s assets.

Debt Issuance Costs

The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. At September 30, 2016 and December 2015, the Company had approximately $1,300,000 and $1,100,000, respectively, of debt issuance costs associated with issuance of the Senior Secured Credit Facility remaining that are being amortized over the lives of the respective debt which are recorded as other non-current assets in the consolidated balance sheets.

Securities Purchase Agreement and Second Lien Notes

On August 2, 2016, the Company entered into a Securities Purchase Agreement with Juneau Energy, LLC, as initial purchaser (“Juneau”), Leucadia National Corporation (“Leucadia”), as guarantor of Juneau’s obligations, the other purchasers party thereto and Jefferies, LLC, in its capacity as the collateral agent for the purchasers, relating to the issuance and sale of (i) up to $49,900,000 aggregate principal amount of LRAI’s 12% senior secured second lien notes due 2021 (the “Second Lien Notes”) and (ii) five-year warrants to purchase up to an aggregate 998,000 shares of the Company’s Class A voting common stock at a price equal to $5.00 per share (the “Warrants”).

The Second Lien Notes are secured by second-priority liens on substantially all of LRAI’s and its subsidiaries’ assets to the extent such assets secure obligations under the Senior Secured Credit Facility.

As of September 30, 2016, LRAI has issued $38.0 million in aggregate principal amount of Second Lien Notes and the Company has issued Warrants to purchase 760,000 shares of its Class A voting common stock. Proceeds from the Second Lien Notes issuance were used to repurchase approximately $68.2 million in aggregate principal amount of the 8.750% Senior Notes in privately negotiated open market repurchases with holders of such notes, and to pay related fees and expenses related to the foregoing. The repurchase amounts paid were approximately $36.2 million in cash. Net of related fees, such repurchases resulted in a gain on debt extinguishment of approximately $29.4 million.

Repurchase Facilitation Agreement

On October 26, 2016, effective September 29, 2016, Lonestar Resources US, Inc. (the “Company”), by and on behalf of itself and certain of its subsidiaries, entered into an Amended and Restated Repurchase Facilitation Agreement (the “Amended and Restated Agreement”) with Seaport Global Securities LLC, a Delaware limited liability company (“Seaport Global”).  Pursuant to the Amended and Restated Agreement, Seaport Global has agreed to provide the Company with financing (“Gap Financing”) from time to time in connection with the repurchase of the 8.750% Senior Notes, to be acquired by Seaport Global on the Company’s behalf in one or more open market purchases.

The Amended and Restated Agreement amends and restates that certain Facilitation Agreement entered into on September 29, 2016 (the “Original Agreement”), between the Company and Seaport Global, which was previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on October 5, 2016.  Other than as provided below, the terms of the Amended and Restated Agreement are substantially the same as those set forth in the Original Agreement.

Under the Amended and Restated Agreement, the Company has agreed to repay Seaport Global for Gap Financing, concurrently with the consummation of a public equity offering by the Company of its Class A voting common stock , in an amount of cash (the “Cash Payment Amount”) equal to (i) one hundred five percent (105%) of the amount of the Gap Financing if paid before December 31, 2016 and (ii) one hundred eleven and one tenth percent (111.1%) of the amount of Gap Financing if paid on or after January 1, 2017.

To the extent that the Company is unwilling or otherwise unable to consummate such public equity offering, the Company has agreed to issue up to the Share Cap (as defined below) in shares of Class A voting common stock in an amount equal to the purchase price of any 8.750% Senior Notes the repurchase of which is financed by Seaport Global, divided by (i) with respect to any financing prior to the approval of any such issuance by holders of a majority of the issued and outstanding shares of Class A voting common stock (“Stockholder Approval”), 90% of the closing price of the Class A voting common stock on September 28, 2016 and (ii) with respect to any financing subsequent to the Stockholder Approval of shares, 90% of the closing price of the Class A voting common stock on the most recently completed trading date prior to the date that shares of Class A voting common stock are delivered to Seaport Global.  The number of shares of Class A voting common stock that the Company may issue to Seaport Global under the Facilitation Agreement (the “Share Cap”) is limited to the lesser of (a) 460,000 shares of Class A voting common stock and (b) a number of shares of Class A voting common stock that would, as a result of the issuance thereof to Seaport Global, cause EFR Guernsey Holding Limited, the Company’s majority stockholder (the “EFR Guernsey”), to hold less than a majority of the issued and outstanding shares of Class A voting common stock.

As of September 30, 2016, the Company recorded $2,063,320 as long-term debt on its balance sheet as a result of this Gap Financing.

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

Expected Dividend Yield. The Predecessor and the Successor have not paid any cash dividends on its common shares, and the Successor does not anticipate paying any cash dividends in the foreseeable future.  Consequently, a dividend yield of zero is utilized in the Black-Scholes-Merton valuation model.

Expected Forfeitures. The Company has experienced limited forfeitures and therefore has not discounted expenses for forfeitures at the reporting date.

Stock Option Activity

For the nine months ended September 30, 2016, no stock options were exercised.  The following tables summarize certain information related to outstanding stock options under the Lonestar Resources Limited 2012 Employee Share Option Plan and the Lonestar Resources US Inc. 2016 Incentive Plan, which replaced the Lonestar Resources Limited 2012 Employee Share Option Plan following the Reorganization:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2015	849,936	$15.50	1.0
Options vested and exercisable at December 31, 2015	807,686	15.50	1.0
Granted	35,000	15.00	2.0
Exercised	—	—	—
Canceled/Expired	(64,667)	18.00	—
Forfeited	—	—	—
Outstanding at September 30, 2016	820,269	$15.00	0.5
Options vested and exercisable at September 30, 2016	778,019	$15.00	0.5

	Shares	Weighted Average Fair Value per Share	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (in years)
Outstanding non-vested options at December 31, 2015	42,250	$9.00	$15.50	1.0

Granted	35,000	1.90	15.00	2.25
Vested	(35,000)	1.90	15.00	2.25
Forfeited	—	—	—	—
Outstanding non-vested options at September 30, 2016	42,250	$9.00	$15.50	0.25

Stock-Based Compensation Expense

For the three and nine month periods ended September 30, 2016, the Company recorded stock-based compensation expense for stock options granted using the fair-value method of $121,986 and $312,638, respectively.

11. Earnings Per Share

In accordance with the provisions of current authoritative guidance, basic earnings or loss per share shown on the Consolidated Statements of Operations is computed on the basis of the weighted average number of common shares outstanding during the periods. Diluted earnings or loss per share is computed based upon the weighted average number of common shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.  The Company includes the number of stock options in the calculation of diluted weighted average shares outstanding when the grant date or exercise prices are less than the average market prices of the Company’s Class A voting common stock for the period. When a loss from operations exists, all potentially dilutive common shares outstanding are anti-dilutive and therefore excluded from the calculation of diluted weighted average shares outstanding.  There is no dilutive effect for the three and nine months ended September 30, 2016 as the Company reported a loss from operations for those periods.  The Company had net income from operations at the three months ended September 30, 2015, however, as the options were considered to be out of the money, the potentially dilutive common shares outstanding are treated as anti-dilutive and therefore, excluded from the calculation of diluted weighted average shares outstanding.

The following table presents unaudited earnings per share of Lonestar Resources US Inc., assuming that the 1 for 2 reverse stock split upon Reorganization had occurred at the beginning of the three and nine month periods ended September 30, 2016 and 2015:

Unaudited Earnings Per Share (After Reorganization)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) per common share:
Basic	$(1.44)	$0.88	$(4.64)	$(0.33)
Diluted	(1.44)	0.88	(4.64)	(0.33)

Weighted average common shares outstanding:
Basic	7,842,586	7,522,025	7,629,896	7,522,025
Diluted	7,842,586	7,522,025	7,629,896	7,522,025

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

New Tech Global Ventures, LLC, a company in which Daniel R. Lockwood (a director of the Company) owns a limited partnership interest, has provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $78,000 and $149,000 for the three months ended September 30, 2016 and 2015, respectively and approximately $465,000 and $763,000 in the nine months ended September 30, 2016 and 2015, respectively.

Mitchell Wells, who has been a director of the Company since December 2014, has provided consultancy services as its Company Secretary since January 2013. These services have been provided through BlueSkye Pty Ltd, for which Mr. Wells is the sole Director and shareholder. BlueSkye Pty Ltd was paid approximately $24,000 and $36,000 for the three months ended September 30, 2016 and 2015, respectively and approximately $95,000 and $107,000 for the nine months ended September 30, 2016 and 2015, respectively. He has not received any additional compensation for his service as a Director.

13.  Equity Backstop Commitment

Pursuant to the Securities Purchase Agreement discussed in Note 9 above with Juneau and Leucadia, in the event that the Company elects to pursue an equity offering prior to December 31, 2016, Leucadia has agreed to purchase the number of shares of Class A voting common stock equal to (a) $20,000,000 (or such lesser amount as the Company requests) divided by (b) the offering price to investors in a registered public offering of securities that is completed on or before December 31, 2016. Leucadia’s agreement to purchase the Class A voting common stock is conditioned on, among other things, the Company (i) selecting a lead underwriter approved by Leucadia, (ii) having, together with its subsidiaries, no more than $295,000,000 of long-term debt outstanding (net of cash and cash equivalents), and (iii) the equity order book in such offering is no less than $40,000,000, excluding Leucadia’s commitment.

In connection with Leucadia’s commitment, the Company has agreed to pay Leucadia a fee equal to $1,000,000, payable whether such an offering is launched or consummated, upon the earlier of (i) the closing of such offering, (ii) the termination of such offering and (iii) December 31, 2016. This amount is recorded as prepaid expenses and other and accrued liabilities in the consolidated balance sheet.

In the event Leucadia purchases not less than their commitment amount, the Company agreed to use commercially reasonable efforts to enter into arrangements to provide Leucadia with the right to appoint one director to the board of directors of the Company, provided that such right will terminate at such time as Leucadia and its affiliates own a number of shares of Class A voting common stock equal to less than 50% of the shares purchased by Leucadia and its affiliates in such offering.

14. Subsequent Events

In preparing the consolidated financial statements, management has evaluated all subsequent events and transactions for potential recognition or disclosure through the date the accompanying consolidated financial statements were issued.

Board Representation Agreement

On October 26, 2016, the Company entered into a Board Representation Agreement (“Board Representation Agreement”) with EF Realisation Company Limited (“EF Realisation”). Under the Board Representation Agreement, as long as EFR Guernsey, a wholly-owned subsidiary of EF Realisation and the direct holder of the majority of the Company’s Class A voting common stock, owns 15% or more of the issued and outstanding shares of Class A voting common stock, it has the right to designate up to, but no more than, two directors (each, a “Designee”) to serve on the board of directors of the Company (the “Board”), and for as long as EFR Guernsey owns at least 10% but less than 15% of the issued and outstanding Class A voting common stock, it has the right to designate up to, but no more than, one Designee to serve on the Board.  One Designee, as directed by EF Realisation, must serve on each committee of the Board provided that such appointment would not contravene any applicable rules and regulations of the NASDAQ Stock Market or the Securities and Exchange Commission.

Registration Rights Agreement

On October 26, 2016, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with EF Realisation. Pursuant to the Registration Rights Agreement, subject to certain limitations, the Company agreed to register for resale of the Class A voting common stock held by EFR Guernsey (“EF Realisation Stock”).  The Company agreed to file a registration statement (the “Registration Statement”) providing for the resale of EF Realisation Stock no later than the earlier of (the “Filing

Deadline”): (i) October 26, 2017, and (ii) 30 days after the date the Company first becomes eligible to file a registration statement on Form S-3.  The Company agreed to cause the Registration Statement to become effective no later than 120 days after the Filing Deadline.

If a Registration Statement is not effective on or prior to the Filing Deadline, EF Realisation will have certain demand registration rights. Subject to certain exceptions, if at any time the Company proposes to register an offering of equity securities or conduct an underwritten offering of its Class A voting common stock, whether or not for its own account, then the Company must notify EF Realisation of such proposal to allow them to include a specified number of their shares of Class A voting common stock in that registration statement or underwritten offering, as applicable.

The registration rights provided under the Registration Rights Agreement are subject to certain conditions and limitations. The Company agreed to generally pay all registration expenses in connection with its obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an independent oil and natural gas company, focused on the development, production and acquisition of unconventional oil, natural gas liquids (“NGLs”) and natural gas properties in the Eagle Ford Shale in Texas, where we have accumulated approximately 43,314 gross (36,785 net) acres in what we believe to be the formation’s crude oil and condensate windows, as of September 30, 2016. As of September 30, 2016, we also held a portfolio of conventional, long-lived, crude oil-weighted onshore assets in Texas and are conducting resource evaluation on approximately 44,084 gross (28,655 net) acres in the West Poplar area of the Bakken-Three Forks trend in Roosevelt County, Montana.

We operate in one industry segment, which is the exploration, development and production of oil, NGLs and natural gas. Our current operational activities and consolidated revenues are generated from markets exclusively in the United States, and, as of September 30, 2016, we had no long lived assets located outside the United States.

Reorganization

On July 5, 2016, Lonestar Resources US Inc. (the “Successor”) acquired all of the issued and outstanding ordinary shares of Lonestar Resources Limited (the “Predecessor”) pursuant to a Scheme of Arrangement under Australian law (the “Reorganization”). Pursuant to the Reorganization, the Successor issued to the shareholders of the Predecessor one share of the Successor’s Class A voting common stock for every two ordinary shares of the Predecessor that were issued and outstanding. Prior to the Reorganization, the Successor had no business or operations, and following the Reorganization, the business and operations of the Successor consist solely of the business and operations of the subsidiaries of the Predecessor. On July 5, 2016, the Class A voting common stock of the Successor began trading on the NASDAQ Global Market under the ticker symbol “LONE.”

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

Deleveraging Initiative

On August 2, 2016, Lonestar Resources America, Inc. (“LRAI”) and the Company entered into a Securities Purchase Agreement with Juneau Energy, LLC, as initial purchaser (“Juneau”), Leucadia National Corporation (“Leucadia”), as guarantor of Juneau’s obligations, the other purchasers party thereto and Jefferies, LLC, in its capacity as the collateral agent for the purchasers, relating to the issuance and sale of (i) up to $49,900,000 aggregate principal amount of LRAI’s 12% senior secured second lien notes due 2021 (the “Second Lien Notes”) and (ii) five-year warrants to purchase up to an aggregate 998,000 shares of the Company’s Class A voting common stock at a price equal to $5.00 per share (the “Warrants”). The initial sale of $10,000,000 aggregate principal amount of Second Lien Notes closed on August 4, 2016.

As of September 30, 2016, LRAI has issued $38.0 million in aggregate principal amount of Second Lien Notes, a $2 million Gap Financing to be settled in cash concurrently with the consummation of a public equity offering by the Company, and the Company has issued Warrants to purchase 760,000 shares of its Class A voting common stock resulting in a debt discount of approximately $5.1 million. Proceeds from the Second Lien Notes issuance were used to repurchase approximately $68.2 million in aggregate principal amount of LRAI’s 8.750% Senior Notes due 2019 (the “8.750% Senior Notes”) in privately negotiated open market repurchases with holders of such notes and related fees and expenses related to the foregoing. The repurchase amounts paid were approximately $36.2 million in cash. Net of related fees, such repurchases resulted in a gain on debt extinguishment of approximately $29.8 million.

On October 26, 2016, effective September 29, 2016, the Company, by and on behalf of itself and certain of its subsidiaries, entered into an Amended and Restated Facilitation Agreement (the “Amended and Restated Agreement”) with Seaport Global Securities LLC, a Delaware limited liability company (“Seaport Global”).  Pursuant to the Amended and Restated Agreement, Seaport Global has agreed to provide the Company with financing (“Gap Financing”) from time to time in connection with the repurchase of 8.750% Senior Notes from time to time, to be acquired by Seaport Global on the Company’s behalf in one or more open market purchases.

The Company intends to, from time to time, evaluate opportunistically accessing the equity or debt capital markets, selling non-core assets, and engaging in prudent liability or capital structure management transactions in order to continue to achieve its goal of reducing outstanding indebtedness. Ultimate terms and the successful pursuit of these transactions will be, however, dependent in part on prevailing economic conditions and other factors, including factors beyond the Company’s control.

Third Quarter 2016 Operational Summary

During the third quarter of 2016, the Company was primarily focused on balance sheet improvement and therefore completed no new Eagle Ford Shale wells.  Consequently, the Company experienced a 10% decrease in net oil and gas production to 5,921 Boe/d during the three months ended September 30, 2016, compared to 6,614 Boe/d during the three months ended September 30, 2015.  In the third quarter of 2016, 75% of the Company’s production was crude oil and NGLs.  The Company production from its focus, the Eagle Ford Shale play of south Texas, fell by 8% during the three months ended September 30, 2016 over the three months ended September 30, 2015, to 5,485 BOE/D. Lonestar did not place any new wells onstream during the third quarter 2016.  However, Lonestar added 2.0 gross / 1.0 net wells effective August 1, 2016 through the acquisition of a 50% working interest in two wells from Juneau.

Recent Developments Regarding Lonestar Properties

Eagle Ford Shale Trend - Western Region

Asherton

In central Dimmit County, no new wells were completed during the three months ended September 30, 2016.  Production rates from the four producing wells continued to outperform the third-party engineering projections.  The Asherton leasehold is held by production, and Lonestar does not plan drilling activity here in 2016.

Beall Ranch

In Dimmit County, Lonestar continues to operate the Beall Ranch #20H - #22H, completed in the first quarter of 2016 and the first three wells completed in partnership with Schlumberger as part of the companies’ Geo-Engineered Completion Alliance (“GECA”). While still preliminary, the production results during the first 225 days onstream are encouraging, as the average cumulative production from these wells of 64,000 barrels of oil is 11% higher than that of the #26H - #28H wells, drilled 12 months prior, when compared on a barrel-per-lateral-foot basis for the same period of time. The #26H-#28H wells utilized certain elements of the GECA, which Lonestar believes were significant contributors to the 42% outperformance as compared to the offsets, the #32H-#34H, which were completed in July, 2015.  In total, through two iterations of technology improvements, Lonestar has achieved a 58% improvement in cumulative oil production per lateral foot.  Lonestar is encouraged by the results of the GECA to date, and has been applying them across its portfolio during 2016.

Burns Ranch Area

In August 2016, Lonestar executed a lease swap agreement with another operator and consolidated Lonestar’s leasehold position so that we can now drill at our own discretion.  Within the leasehold associated with this trade prior to this lease swap, Lonestar had 19 gross/15.1 net laterals engineered totaling 152,000 lateral feet. Following the lease swap, Lonestar has 18 gross/16.1 net laterals totaling 151,000 lateral feet. Lonestar recently completed drilling operations on the Burns Ranch Eagle Ford #8H, #9H and #10H wells with lateral lengths of approximately 9,620, 9,440 and 8,460 feet respectively. These wells were drilled to an average measured depth of 18,007 feet and were drilled from spud to total depth in an average of 13.3 days.  These results compare favorably with the wells that Lonestar drilled in 2015 on the Burns Ranch property, which were drilled to an average measured depth of 16,617 feet and were drilled from spud to total depth in an average of 24.3 days.  Lonestar’s recently drilled Burns Ranch Eagle Ford wells achieved a 97% improvement in rates of penetration, with the 2016 wells improving to 1,351 feet per day compared to the Burns Ranch Eagle Ford wells drilled in 2015, which averaged 683 feet per day. Lonestar plans to utilize BroadBand diverters on the #8H, #9H and #10H, which are expected to allow Lonestar to set stage spacing at 300 foot increments, reduce the number of frac stages and associated costs and achieve a designed proppant concentration of up to 2,000 pounds per foot, which would be the highest in the Company’s history. Based on availability of frac crews capable of conducting pressure pumping operations with BroadBand proppant diverter, Lonestar anticipates that it will commence fracture stimulation operations in mid-November 2016.

Production from these three wells is expected to increase the leasehold that is held by production at Burns Ranch from 2,712 net acres to 3,279 net acres, which equates to 86% of our total net leasehold at Burns Ranch.

Horned Frog

In southern La Salle County, no new wells were completed during the three months ended September 30, 2016. Lonestar does not plan drilling activity on the Horned Frog property in the remainder of 2016, having held on the leasehold by production with our drilling activity during 2015.

Eagle Ford Shale Trend - Central Region

Southern Gonzales County

Lonestar continues to operate its Cyclone #9H and #10H wells which were placed onstream on May 12, 2016.  Lonestar drilled and completed the Cyclone #9H & #10H with an average perforated interval of 6,685 feet. Lonestar holds a 42% WI / 33% NRI in these wells. The wells were fracture-stimulated with an average proppant concentration of 1,518 pounds per foot, utilizing BroadBand diverters, which allowed us to frac on 300-foot stage spacing.  The Cyclone #9H tested 543 bbl/d and 239 Mcf/d, or 598 Boe/d on an 18/64” choke and achieved a 30-day production rate of 486 Boe/d.  The Cyclone #10H tested 576 bbl/d and 239 Mcf/d, or 631 Boe/d on an 18/64” choke and achieved a 30-day production rate of 521 Boe/d. After being placed on jet pump during the quarter, the wells are outperforming the Company’s prior internal expectations. The #9H has produced cumulative production of 56,900 bbls of oil in 180 days. Meanwhile, the #10H has produced cumulative production of 59,600 bbls of oil in 180 days.  Based on the results of its initial wells on the Cyclone project, Lonestar has executed agreements to lease an additional 1,456 gross / 1,322 net acres that directly offset the Cyclone #9H and #10H wells. These additions are expected to increase Lonestar’s total leasehold in its Cyclone project to 2,906 gross / 2,656 net acres which is expected to accommodate 29 additional laterals with an average lateral length exceeding 7,000 feet. At December 31, 2015, Lonestar had no proved reserves booked to the Cyclone property.

Eagle Ford Shale Trend - Eastern Region

Brazos & Robertson Counties

In central Brazos County, Lonestar has permitted two 8,000-foot laterals with the Texas Railroad Commission and on March 8th, 2016 Lonestar was granted operations permits with the City of College Station. The Company is encouraged by the results of offset drilling by a leading operator, who recently announced 30-day production rates on four wells immediately offsetting Lonestar’s leasehold, which have ranged from 1,587 to 1,973 BOE per day.  Based on its current drilling schedule, Lonestar currently plans to drill these wells in the first quarter of 2017. During the quarter Lonestar added 2.0 gross / 1.0 net wells effective August 1, 2016 through the acquisition of a 50% working interest in two wells from Juneau. On August 1, 2016, Lonestar assumed operatorship of this leasehold.  In the month of July, these two wells produced 650 Boe/d gross / 254 Boe/d net.  The acreage has the potential for 11 horizontal wells.  Since assuming operations of the property, Lonestar has made a number of operational improvements that have improved productivity of the two producing wells while substantially reducing operating costs.  As a result, Lonestar’s internal reserves estimates for proved and probable reserves have increased from 1.1 million barrels of oil equivalent (“MMBOE”) at closing to its current estimate of 1.6 MMBOE.

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

EUR. Gross estimated ultimate recoveries for a single well.

Mcf.  Thousand cubic feet of natural gas.

Mcf/d.  Thousand cubic feet of natural gas per day.

WTI. West Texas Intermediate crude oil, which is a light, sweet crude oil, characterized by an American Petroleum Institute gravity between 39 and 41 and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils.

Results of operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Net Production

	For the three months ended September 30,
	2016	2015	% Change
Crude Oil (Bbls/d):
Eagle Ford Shale	2,903	4,275	-32%
Conventional	272	356	-23%
Total Crude Oil	3,175	4,631	-31%
Natural Gas Liquids (Bbls/d):
Eagle Ford Shale	1,237	826	50%
Conventional	1	14	-90%
Total NGLs	1,238	840	47%
Natural Gas (Mcf/d):
Eagle Ford Shale	8,064	5,208	55%
Conventional	977	1,655	-41%
Total Natural Gas	9,041	6,863	32%
Oil Equivalent (Boe/d):
Eagle Ford Shale	5,485	5,969	-8%
Conventional	436	645	-32%
Total Oil Equivalent	5,921	6,614	-10%

Our production decreased 10% from an average of 6,614 Boe/d during the three months ended September 30, 2015 to an average of 5,921 Boe/d during the three months ended September 30, 2016. The decrease in our average daily production is the result of not placing any new wells onstream during the quarter. For the three months ended September 30, 2016, approximately 54% of our production was crude oil, 21% was NGLs and 25% was natural gas.

•

Net production from our Eagle Ford Shale assets averaged approximately 5,485 Boe/d in the three months ended September 30, 2016, a 8% decrease over the approximate 5,969 Boe/d in the three months ended September 30, 2015. Approximately 75% of our Eagle Ford production in the three months ended September 30, 2016 was liquid hydrocarbons.

•

Net production from our Conventional properties decreased 32% from 645 Boe/d in the three months ended September 30, 2015 to 436 Boe/d in the three months ended September 30, 2016 due to natural declines as well as the divestiture of our Morgan’s Bluff property in East Texas. Approximately 63% of our production from our Conventional properties during the three months ended September 30, 2016 was liquid hydrocarbons.

Average Sales Price

	For the three months ended September 30,
	2016	2015	% Change
Crude Oil ($/Bbls):
Eagle Ford Shale	$42.11	$44.32	-5%
Conventional	41.46	43.45	-5%
Total Crude Oil	$42.05	$44.25	-5%
Natural Gas Liquids ($/Bbls):
Eagle Ford Shale	$9.33	$6.23	50%
Conventional	6.16	14.12	-56%
Total NGLs	$9.33	$6.36	47%
Natural Gas ($/Mcf):
Eagle Ford Shale	$2.67	$2.26	19%
Conventional	2.29	2.69	-15%
Total Natural Gas	$2.63	$2.36	12%
Oil Equivalent ($/Boe):
Eagle Ford Shale	$28.33	$34.57	-18%
Conventional	31.05	31.15	0%
Total Oil Equivalent, excluding the effect from hedging	$28.53	$34.24	-17%
Total Oil Equivalent, including the effect from hedging	$40.03	$48.72	-18%

The average wellhead price for our production in the three months ended September 30, 2016 was $28.53 per Boe, which was 17% lower than the average price in the comparable period in 2015. Reported wellhead realizations were driven lower by significant declines in both the crude oil and natural gas benchmarks between the periods. While benchmark prices fell sharply, our crude oil hedge positions added $21.68 per barrel of oil or $11.50 per barrel of oil equivalent.

•

The average wellhead price for our Eagle Ford Shale production in the three months ended September 30, 2016 was $28.33 per Boe, which was 18% lower than the average price in the comparable period in 2015 due to the significant decline in the crude oil and natural gas benchmarks.

•	The average wellhead price for our Conventional properties in the three months ended September 30, 2016 was $31.05 per Boe, which was in line with the average price in the comparable period in 2015.

Revenues

	For the three months ended September 30,
($ in thousands)	2016	2015	% Change
Oil Revenues:
Eagle Ford Shale	$11,247	$17,425	-35%
Conventional	$1,038	$1,424	-27%
Total Oil Revenues	$12,285	$18,849	-35%
NGLs Revenues:
Eagle Ford Shale	$1,063	$387	175%
Conventional	$0	$29	-99%
Total NGLs Revenues	$1,063	$416	155%
Natural Gas Revenues:
Eagle Ford Shale	$1,984	$1,235	61%
Conventional	$206	$377	-45%
Total Natural Gas Revenues	$2,190	$1,612	36%
Total Wellhead Revenues:
Eagle Ford Shale	$14,294	$19,047	-25%
Conventional	$1,244	$1,830	-32%
Total Wellhead Revenues	$15,538	$20,877	-26%

While wellhead revenues declined $5.3 million (-26%) in the three months ended September 30, 2016 to $15.5 million from the comparable period in 2015 as a result of a significant decrease in benchmark prices, we realized favorable crude oil hedge cash settlements, which added $6.3 million in gains on commodity derivatives for the three months ended September 30, 2016.

•

Wellhead revenues for our Eagle Ford Shale assets decreased $4.8 million (-25%) in the three months ended September 30, 2016 to $14.3 million from the comparable period in 2015 as a result of an 18% decrease in wellhead price realizations, partially offset by a 8% decrease  in production in the three months ended September 30, 2016.

•

Wellhead revenues for our Conventional properties decreased $0.6 million (-32%) in the three months ended September 30, 2016 to $1.2 million from the comparable period in 2015 as a result of  a 32% decrease in production.

Costs and Expenses

The table below presents a detail of costs and expenses for the periods indicated.

	For the three months ended September 30,
(In thousands, except expense per BOE)	2016	2015	% Change
Operating Expenses:
Lease operating and gas gathering	$4,006	$4,243	-6%
Production, ad valorem, and severance taxes	907	1,376	-34%
Depreciation, depletion and amortization	10,718	13,876	-23%
General and administrative	2,870	2,399	20%
Rig standby expense	364	10	3383%

Operating Expenses per BOE:
Lease operating and gas gathering	$7.36	$6.97	5%
Production, ad valorem, and severance taxes	1.67	2.26	-26%
General and administrative	5.27	3.94	34%

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

Our total lease operating expenses decreased $0.2 million (-6%) in the three months ended September 30, 2016 to $4.0 million from the comparable period in 2015.  On a unit-of-production basis, our lease operating expenses increased 5% from $6.97 per Boe in the three months ended September 30, 2015 to $7.36 per Boe in the three months ended September 30, 2016.

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

Our total production, severance and ad valorem taxes declined $0.5 million (-34%) in the three months ended September 30, 2016 to $0.9 million from the comparable period in 2015 principally due to the  26% decline in wellhead revenues.

Rig Standby Expense

During the three months ended September 30, 2016, we incurred rig standby expense of $0.4 million related to the drilling rig we had under contract.

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

DD&A decreased $3.2 million (23%) in the three months ended September 30, 2016 to $10.7 million from the comparable period in 2015 primarily due to a 10% decrease in production.

	For the three months ended September 30,
	2016	2015
	(In thousands)
DD&A of proved oil and gas properties	$10,498	$13,697
Depreciation of other property and equipment	$167	125
Accretion of asset retirement obligations	$53	54
Depreciation, Depletion and Amortization	$10,718	$13,876

Impairment of oil and gas properties

On September 26, 2016, Amadeus Petroleum, Inc. and T-N-T Engineering, Inc. entered into a purchase and sale agreement to sell their remaining interest in producing wells and related oil and gas leases in its Conventional properties located in multiple counties in Texas, effective as of July 1, 2016.  The sale price approximated $14.0 million.  The transaction closed on October 31, 2016.  As of September 30, 2016, the Company reported an impairment charge of approximately $29.1 million, representing the carrying value in excess of fair value, less the cost to sell the properties.

During 2016, certain leased acreage was set to expire located in Montana as part of the Bakken, Three Forks, and Lower Lodgepole formations (Poplar properties).  Based on our decision to defer drilling on the Poplar properties during 2016, for the three months ended June 30, 2016 the Company recorded a $1.9 million impairment charge related to leased acreage expiring during 2016.  This was calculated through the allocation of our current carrying value of the properties across our proportionate share of the acreage.

If pricing continues to decline, it is reasonably likely that the Company may have to record impairment of its oil and gas properties subsequent to September 30, 2016.

General and Administrative (G&A) Expenses

G&A expense increased $0.5 million (20%) in the three months ended September 30, 2016 to $2.9 million from the comparable period in 2015. Included in the 2016 G&A expense was approximately $0.6 million of legal and audit expenses associated with the Company’s efforts to re-domicile to the United States, and list on the NASDAQ Global Market.

Interest Expense

Our interest expense increased $0.7 million (10%) in the three months ended September 30, 2016 to $7.3 million from the comparable period in 2015 primarily due  to an increase in average borrowings and a moderate increase in the average interest rate.

	For the three months ended September 30,
	2016	2015
	(In thousands)
Interest expense on 8.750% Senior Notes	$4,268	$4,813
Interest expense on Second Lien Notes	505	—
Interest expense on Senior Secured Credit Facility	969	620
Amortization of debt issuance cost, premiums, and discounts	1,594	1,225
Other interest expense	9	8
Interest expense, net	$7,345	$6,666

Gains (Losses) on Derivative Financial Instruments

In the three months ended September 30, 2016, we recognized a non-cash $4.6 million loss on our commodity derivative contracts related to the change in mark to market of our derivative contracts and a $6.3 million realized gain on settlement of our commodity derivative contracts. Settlement of the crude oil hedge positions added $21.68 per barrel to crude oil price realization.

Income Taxes

As a result of the net loss before income tax of $9.6 million in the three months ended September 30, 2016 and net gain before income tax of $10.5 million in three months ended September 30, 2015, we recorded an income tax expense of $1.7 million in 2016 and an income tax expense of $3.9 million in 2015.

Net Income (Loss) Before Taxes

As a result of the $5.3 million (-26%) decrease in revenue caused by the decline in crude oil and natural gas benchmark prices, as well as a decrease in gain on derivative of $17.8 million, we recorded a net loss before income tax of $9.6 million in the three months ended September 30, 2016 compared to net gain before income tax of $10.5 million in the three months ended September 30, 2015.

Results of operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Net Production

	For the nine months ended September 30,
	2016	2015	% Change
Crude Oil (Bbls/d):
Eagle Ford Shale	3,192	3,903	-18%
Conventional	330	381	-14%
Total Crude Oil	3,522	4,284	-18%
Natural Gas Liquids (Bbls/d):
Eagle Ford Shale	1,220	664	84%
Conventional	7	15	-51%
Total NGLs	1,227	679	81%
Natural Gas (Mcf/d):
Eagle Ford Shale	8,386	4,451	88%
Conventional	1,209	1,740	-31%
Total Natural Gas	9,595	6,191	55%
Oil Equivalent (Boe/d):
Eagle Ford Shale	5,810	5,309	9%
Conventional	538	686	-22%
Total Oil Equivalent	6,348	5,995	6%

Our production increased 6% from an average of 5,995 Boe/d during the nine months ended September 30, 2015 to an average of 6,348 Boe/d during the nine months ended September 30, 2016. The increase in our average daily production is the result of an effective drilling program. For the nine months ended September 30, 2016, approximately 55% of our production was crude oil, 19% was NGLs and 25% was natural gas.

•

Net production from our Eagle Ford Shale assets averaged approximately 5,810 Boe/d in the nine months ended September 30, 2016, a 9% increase over the approximate 5,309 Boe/d in the nine months ended September 30, 2015. Approximately 76% of our Eagle Ford production in the nine months ended September 30, 2016 was liquid hydrocarbons.

•

Net production from our Conventional properties decreased 22% from 686 Boe/d in the nine months ended September 30, 2015 to 538 Boe/d in the nine months ended September 30, 2016 due to natural declines as well as the divestiture of  our Morgan’s Bluff property in East Texas. Approximately 63% of our production from our Conventional properties during the nine months ended September 30, 2016 was liquid hydrocarbons.

Average Sales Price

	For the nine months ended September 30,
	2016	2015	% Change
Crude Oil ($/Bbls):
Eagle Ford Shale	$37.80	$48.28	-22%
Conventional	37.01	47.73	-22%
Total Crude Oil	$37.73	$48.23	-22%
Natural Gas Liquids ($/Bbls):
Eagle Ford Shale	$8.00	$8.56	-7%
Conventional	5.98	16.51	-64%
Total NGLs	$7.99	$8.74	-9%
Natural Gas ($/Mcf):
Eagle Ford Shale	$2.08	$2.23	-7%
Conventional	2.04	2.55	-20%
Total Natural Gas	$2.07	$2.32	-11%
Oil Equivalent ($/Boe):
Eagle Ford Shale	$25.45	$38.44	-34%
Conventional	27.32	33.35	-18%
Total Oil Equivalent, excluding the effect from hedging	$25.61	$37.85	-32%
Total Oil Equivalent, including the effect from hedging	$38.72	$54.33	-29%

The average wellhead price for our production in the nine months ended September 30, 2016 was $25.61 per Boe, which was 32% lower than the average price in the comparable period in 2015. Reported wellhead realizations were driven lower by significant declines (approximately 18%) in both the crude oil and natural gas benchmarks between the periods. While benchmark prices fell sharply, our crude oil hedge positions added $35.57 per barrel of oil or $13.11 per barrel of oil equivalent.

•

The average wellhead price for our Eagle Ford Shale production in the nine months ended September 30, 2016 was $25.45 per Boe, which was 34% lower than the average price in the comparable period in 2015 due to the significant decline in the crude oil and natural gas benchmarks.

•

The average wellhead price for our Conventional properties in the nine months ended September 30, 2016 was $27.32 per Boe, which was 18% lower than the average price in the comparable period in 2015 due to the significant decline in WTI pricing.

Revenues

	For the nine months ended September 30,
($ in thousands)	2016	2015	% Change
Oil Revenues:
Eagle Ford Shale	$33,063	$51,443	-36%
Conventional	$3,341	$4,965	-33%
Total Oil Revenues	$36,404	$56,408	-35%
NGLs Revenues:
Eagle Ford Shale	$2,673	$1,465	83%
Conventional	$12	$73	-83%
Total NGLs Revenues	$2,685	$1,538	75%
Natural Gas Revenues:
Eagle Ford Shale	$4,772	$2,884	65%
Conventional	$676	$1,207	-44%
Total Natural Gas Revenues	$5,448	$4,091	33%
Total Wellhead Revenues:
Eagle Ford Shale	$40,508	$55,792	-27%
Conventional	$4,029	$6,245	-35%
Total Wellhead Revenues	$44,537	$62,037	-28%

While wellhead revenue declined $17.5 million (-28%) in the nine months ended September 30, 2016 to $44.5 million compared to the comparable period in 2015 due to the significant decrease in benchmark prices, we realized favorable crude oil hedge cash settlements, which added $22.8 million in gains on commodity derivatives for the nine months ended September 30, 2016.

•

Wellhead revenues for our Eagle Ford Shale assets decreased $15.3 million (-27%) in the nine months ended September 30, 2016 to $40.5 million from the comparable period in 2015 as a result of a 34% decrease in wellhead price realizations, partially offset by a 9% increase in production in the nine months ended September 30, 2016.

•

Wellhead revenues for our Conventional properties decreased $2.2 million (-35%) in the nine months ended September 30, 2016 to $4.0 million from the comparable period in 2015 as a result of a 18% decrease in wellhead price realizations and a -32% decrease in production.

Costs and Expenses

The table below presents a detail of costs and expenses for the periods indicated.

	For the nine months ended September 30,
(In thousands, except expense per BOE)	2016	2015	% Change
Operating Expenses:
Lease operating and gas gathering	$12,764	$12,666	1%
Production, ad valorem, and severance taxes	3,046	4,203	-28%
Depreciation, depletion and amortization	38,461	40,021	-4%
General and administrative	8,501	7,095	20%
Rig standby expense	2,261	10	21509%

Operating Expenses per BOE:
Lease operating and gas gathering	$7.34	$7.74	-5%
Production, ad valorem, and severance taxes	1.75	2.57	-32%
General and administrative	4.89	4.34	13%

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

Our total lease operating expenses increased 1% in the nine months ended September 30, 2016 to $12.8 million from the comparable period in 2015 largely due to a 6% increase in production.  On a unit-of-production basis, our lease operating expenses declined 5% from $7.74 per Boe in the nine months ended September 30, 2015 to $7.34 per Boe in the nine months ended September 30, 2016.

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

Our total production, severance, and ad valorem taxes declined $1.2 million (-28%) in the nine months ended September 30, 2016 to $3.0 million from the comparable period in 2015 principally due to the 28% decline in wellhead revenues.

Rig Standby Expense

During the nine months ended September 30, 2016, we incurred rig standby expense of $2.3 million related to the drilling rig we had under contract.

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

DD&A decreased $1.6 million (-4%) in the nine months ended September 30, 2016 to $38.5 million from the comparable period in 2015 primarily due to a 10% increase in estimated proved reserves in the nine months ended September 30, 2016.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
DD&A of proved oil and gas properties	$37,839	$39,519
Depreciation of other property and equipment	462	342
Accretion of asset retirement obligations	160	160
Depreciation, Depletion and Amortization	$38,461	$40,021

Impairment of Oil and Gas Properties

On September 26, 2016, Amadeus Petroleum, Inc. and T-N-T Engineering, Inc. entered into a purchase and sale agreement to sell their remaining interest in producing wells and related oil and gas leases in its Conventional properties located in multiple counties in Texas, effective as of July 1, 2016.  The sale price approximated $14.0 million.  The transaction closed on October 31, 2016.  As of September 30, 2016, the Company reported an impairment charge of approximately $29.1 million, representing the carrying value in excess of fair value, less the cost to sell the properties.

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

If pricing continues to decline, it is reasonably likely that the Company may have to record impairment of its oil and gas properties subsequent to September 30, 2016.

General and Administrative (G&A) Expenses

G&A expense increased $1.4 million (20%) in the nine months ended September 30, 2016 to $8.5 million from the comparable period in 2015 primarily due to the general and administrative expenses necessary to support higher production. Also included in the

2016 G&A expense was approximately $1.2 million of legal and audit expenses associated with the Company’s efforts to re-domicile to the United States, and list on the NASDAQ Global Market.

Interest Expense

Our interest expense increased $1.2 million (6%) in the nine months ended September 30, 2016 to $19.6 million from the comparable period in 2015 primarily due  to an increase in average borrowing and a moderate increase in the average interest rate.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Interest expense on 8.750% Senior Notes	$13,893	$14,438
Interest expense on Second Lien Notes	$505	—
Interest expense on Senior Secured Credit Facility	$2,535	1,760
Amortization of debt issuance cost, premiums, and discounts	$2,683	2,263
Other interest expense	$28	24
Interest expense, net	$19,644	$18,485

Gains (Losses) on Derivative Financial Instruments

In the nine months ended September 30, 2016, we recognized a non-cash $26.2 million loss on our commodity derivative contracts related to the change in fair value of our derivative contracts and a $22.8 million realized gain on settlement of our commodity derivative contracts. Settlement of the crude oil hedge positions added $35.57 per barrel to crude oil price realization.

Income Taxes

As a result of the net loss before income tax of $45.7 million in the nine months ended September 30, 2016 and net loss before income tax of $3.9 million from the comparable period in 2015, we recorded income tax benefit of $10.4 million and $1.4 million in the nine months ended September 30, 2016 and 2015, respectively.

Net Income (Loss) Before Taxes

As a result of the above factors, and particularly the $17.5  million (-28% ) decrease in revenue resulting from the decline in crude oil and natural gas benchmark prices, we recorded a net loss before income tax of $45.7 million in the nine months ended September 30, 2016 compared to net loss before income tax of $3.9 million in the nine months ended September 30, 2015.

Liquidity and Capital Resources

We expect that our primary sources of liquidity and capital resources will be cash flows generated by operating activities and borrowings under our new $500,000,000 Senior Secured Credit Facility (the “Senior Secured Credit Facility”).

We have historically financed our acquisition and development activity through cash flows generated by operating activities, borrowings under our Senior Secured Credit Facility, and the issuance of bonds.

At September 30, 2016, we had $6.0 million in cash and cash equivalents and approximately $25 million of additional availability under our Senior Secured Credit Facility.  We believe that our existing cash and cash equivalents, cash expected to be generated from operations and the availability of borrowing under our Senior Secured Credit Facility will be sufficient to meet our liquidity requirements, anticipated capital expenditures and payments due under our existing credit facility and notes outstanding for at least the next 12 months.

On August 2, 2016 Lonestar Resources US Inc. and Eagleford Gas 5, LLC (collectively, “Buyer”) entered into a purchase and sale agreement with Juneau Energy, LLC (“Seller”) whereby Buyer obtained an undivided 50% of Seller’s interest in two producing wells and each well’s respective  oil and gas leases covering approximately 1,300 net mineral acres located in Brazos County, Texas.  The total purchase paid by Buyer was $5,500,000 payable in 500,227 shares (post-restructuring) of Lonestar Resources US Inc. Class A voting common stock.

Senior Secured Credit Facility

Effective as of July 27, 2016, LRAI, a subsidiary of the Company, the several banks and other financial institutions party thereto (collectively, the “Consenting Lenders”) and Citibank, N.A., in its capacity as administrative agent for the lenders (the “Administrative Agent”) entered into the Third Amendment to Credit Agreement and Limited Waiver (the “Amendment”) to that certain Credit Agreement dated as of July 28, 2015, by and among LRAI, the Consenting Lenders (together with the other banks and financial institutions party thereto, the “Lenders”) and the Administrative Agent (as amended by that certain First Amendment to Credit Agreement dated as of April 29, 2016 and that certain Second Amendment to Credit Agreement dated as of May 19, 2016 and as further amended, supplemented and modified, the “Credit Agreement”) to (a) permit LRAI to incur the second lien obligations contemplated by the Purchase Agreement (as defined below) and LRAI’s contemplated use of proceeds thereof, (b) increase the applicable margin for Eurodollar and ABR loans and letter of credit fees by 0.75% across all levels of the previously applicable pricing grid, (c) modify the fee payable on the actual daily unused amount of the aggregate commitments to a flat 0.50% across all levels of the pricing grid, (d) increase the minimum percentage of the value of our oil and gas properties that must be mortgaged as collateral for the obligations under the Credit Agreement and the other loan documents from 80% to 90%, (e) modify the maximum leverage ratio thresholds from 4.0 to 1.0 to (i) 4.75 to 1.0 for the four quarterly periods ending June 30, 2016, (ii) 4.50 to 1.0 for the four quarterly periods ending September 30, 2016, (iii) 4.25 to 1.0 for the four quarterly periods ending December 31, 2016 and (iv) 4.00 to 1.0 for all periods thereafter, (f) prohibit distributions to the Predecessor for general and administrative expenses after September 30, 2016 and (g) amend certain other provisions of the Credit Agreement as more specifically set forth in the Amendment.

Securities Purchase Agreement and Second Lien Notes

On August 2, 2016, LRAI and the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Juneau Energy, LLC, as initial purchaser (the “Initial Purchaser”), Leucadia National Corporation (“Leucadia”), as guarantor of the Initial Purchaser’s obligations, the other purchasers party thereto (collectively, along with the Initial Purchaser, the “Purchasers”) and Jefferies, LLC, in its capacity as the collateral agent for the Purchasers, relating to the issuance and sale of (i) up to $49,900,000 aggregate principal amount of LRAI’s 12% senior secured second lien notes due 2021 (the “Second Lien Notes”) and (ii) five-year warrants to purchase up to an aggregate 998,000 shares of the Company’s Class A voting common stock at a price equal to $5.00 per share (the “Warrants” and, together with the Second Lien Notes, the “Securities”). The initial sale of $10,000,000 aggregate principal amount of Securities closed on August 4, 2016 (the “Closing Date”).

As of September 30, 2016, LRAI has issued $38,000,000 in Second Lien Notes with the Company issuing Warrants to purchase 760,000 shares of the Company’s Class A voting common stock.  Proceeds from the Second Lien Notes issuance were used to repurchase $68,152,000 in aggregate principal amount of the 8.750% Senior Notes in privately negotiated open market repurchases with holders of such notes and related fees and expenses related to the foregoing.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the nine months ended September 30,
($ in thousands)	2016	2015
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	46,986	50,029
Investing activities	(25,453)	(84,958)
Financing activities	(19,836)	29,991
Effect of exchange rate changes on cash and cash equivalents	(29)	(29)
Increase (decrease) in cash and cash equivalents	1,668	(4,967)

Net Cash Provided By Operating Activities

Net cash provided by operating activities decreased $3.0 million from $50.0 million in the nine months ended September 30, 2015 to $47.0 million in the nine months ended September 30, 2016. This decrease is primarily due to a $32.9 million increase in net loss, an $8.8 million decrease in net operating assets and liabilities and a $9 million dollar decrease in deferred taxes, offset by a $22.4 million increase in loss on derivative financial instruments and impairment charge of $31.1 million during the nine months ended September 30, 2016.

Net Cash Used In Investing Activities

Net cash used in investing activities decreased $59.5 million from $85.0 million in the nine months ended September 30, 2015 to $25.5 million in the nine months ended September 30, 2016. This decrease is primarily due to (i) a $3.9 million decrease in the acquisition of oil and gas properties and (ii) a $52.9 million decrease in the development of oil and gas properties.

Net Cash Provided By Financing Activities

Net cash provided by (used in) financing activities decreased $49.8 million from $30.0 million provided during the nine months ended September 30, 2015 to $19.8 million used in the nine months ended September 30, 2016. The decrease was due to payments on bank borrowings exceeding the proceeds from such bank borrowings by $19.8 million in the nine months ended September 30, 2016.  During the nine months ended September 30, 2015 the Company reported borrowings  of approximately $64.3 million.

Hedging

The following table provides a summary of our derivative contracts as of September 30, 2016:

Settlement Period	Derivative Instrument	Total Volume	Fixed Price
Oil – WTI Fixed Price Swap	48,500 Bbl	October – December 2016	$84.45
Oil – WTI Fixed Price Swap	70,100 Bbl	October – December 2016	90.45
Oil – WTI Fixed Price Swap	28,400 Bbl	October – December 2016	63.20
Oil – WTI Fixed Price Swap	36,500 Bbl	October – December 2016	56.90
Oil – WTI Fixed Price Swap	49,050 Bbl	October – December 2016	42.11
Oil – WTI Fixed Price Swap	109,500 Bbl	January – December 2017	51.05
Oil – WTI Fixed Price Swap	73,000 Bbl	January – December 2017	50.60

Instrument	Total Volume	Settlement Period	Puts	Calls
Oil – 3 Way Collar	365,100 Bbl	January – December 2017	$40.00 / 60.00	$85.00

For the remainder of 2016, our crude oil swap coverage totals approximately 2,528 barrels per day at an average swap price of $70.41. We have in place three-way collars covering 1,000 Bbls/d for calendar year 2017, which provide an effective floor of $55.25 per Bbl with WTI prices between $40.00 per Bbl and $60.00 per Bbl, and also gives upside to $80.25 per Bbl. In addition to the three-way collar, we had in place hedges covering approximately 500 Bbls/d for the calendar year 2017 at a volume weighted average of approximately $50.87 per Bbl.

In October 2016, we entered into additional WTI crude oil swaps covering a total of 365,000 barrels for the period of January 2017 through December 2017at an average strike price of $52.90. The addition of these swaps increased our total 2017 crude oil hedge position coverage to a total of approximately 2,500 barrels of oil per day at an average strike price of $53.43 per barrel. Also in October 2016, we entered into WTI crude oil swaps covering a total of 365,000 barrels for the period of January 2018 through December 2018 at an average strike price of $54.18. Lastly we entered into Henry Hub natural gas swaps covering a total of 2,555,000 Mcf for the period of January 2017 through December 2017 at an average strike price of $3.36.

Debt

As of September 30, 2016, we had an aggregate of $277.7 million of indebtedness, including $94.5 million drawn on our Senior Secured Credit Facility, $35.1 million  (less debt issuance costs of $1.2 million) on our Second Lien Notes, $151.8 million (less an unamortized discount of $1.9 million and debt issuance costs of $0.9 million) on our 8.750% Senior Notes and $0.3 million of other long-term notes.

Senior Secured Credit Facility

As of September 30, 2016, LRAI had outstanding borrowings of approximately $94.5 million under the Senior Secured Credit Facility, which was subject to an average interest rate of approximately 3.75% and 3.15% during the three and nine months ended September 30, 2016, respectively. Additionally, the Senior Secured Credit Facility may be used for loans and, subject to a $2,500,000 sub-limit, letters of credit. LRAI has $300,000 of advances on the letter of credit as of September 30, 2016. The borrowing base under the Senior Secured Credit Facility can be redetermined up or down by the lenders based on, among other things, their evaluation of our oil and natural gas reserves. Effective May 19, 2016, LRAI received notification that the borrowing base was reduced to $120 million. Also, redeterminations are now scheduled semi-annually to occur on May 1 and November 1 of each year. The next borrowing base redetermination is scheduled for November 1, 2016.

8.750% Senior Notes

LRAI issued $220 million aggregate principal amount of the 8.750% Senior Notes in April 2014 under an indenture among LRAI, its subsidiary guarantors and Wells Fargo Bank, National Association, as trustee.  The Company is not a party to the indenture.

The 8.750% Senior Notes mature on April 15, 2019 and accrue interest at a rate of 8.750% per annum, payable semi-annually in arrears on April 15 and October 15 of each year until the maturity date.  The 8.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each subsidiary of LRAI.

During the third quarter of 2016, the Company repurchased $68,152,000 in aggregate principal amount of the 8.750% Senior Notes resulting in approximately $29,363,000 discount on disposal.

Securities Purchase Agreement and Second Lien Notes

On August 2, 2016, LRAI and the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Juneau Energy, LLC, as initial purchaser (the “Initial Purchaser”), Leucadia National Corporation (“Leucadia”), as guarantor of the Initial Purchaser’s obligations, the other purchasers party thereto (collectively, along with the Initial Purchaser, the “Purchasers”) and Jefferies, LLC, in its capacity as the collateral agent for the Purchasers, relating to the issuance and sale of (i) up to $49,900,000 aggregate principal amount of the Second Lien Notes and (ii) five-year warrants to purchase up to an aggregate 998,000 shares of the Company’s Class A voting common stock at a price equal to $5.00 per share.

As of September 30, 2016, LRAI has issued $38,000,000 in Second Lien Notes with the Company issuing Warrants to purchase 760,000 shares of the Company’s Class A voting common stock.  Proceeds from the Second Lien Notes issuance were used to repurchase $68,152,000 in aggregate principal amount of the 8.750% Senior Notes in privately negotiated open market repurchases with holders of such notes and related fees and expenses related to the foregoing.

Contractual Obligations

A summary of our contractual obligations as of September 30, 2016 is provided in the following table.

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Senior Secured Credit Facility (1)	$94,500	$—	$—	$94,500	$—
8.750% Senior Notes	151,848	—	—	151,848	—
Interest on 8.750% Senior Notes	39,861	13,287	13,287	13,287	—
Second Lien Notes	40,166	2,166	—	—	38,000
Interest on Second Lien Notes	23,365	4,808	4,808	9,615	4,134
Office lease	2,192	488	410	852	442
Total	$351,932	$20,749	$18,505	$270,102	$42,576

(1)

These amounts do not include any estimated interest on these borrowings, because our revolving borrowings have short-term interest periods, and we are unable to determine what our borrowing costs may be in future periods.

Capital Expenditures

Historical capital expenditures

The table below summarizes our capital expenditures incurred for the three months ended March 31, June 30 and September 30, 2016 and nine months ended September 30, 2016. Future drilling in 2016 will be dictated by cash flow.

	Three Months Ended			Nine Months Ended
($ in thousands)	March 31, 2016	June 30, 2016	September 30, 2016	September 30, 2016
Acquisition of oil and gas properties	2,065	652	398	3,115
Development of oil and gas properties	14,586	4,417	5,853	24,856
Proceeds from sales of oil and gas properties	—	(2,720)	0	(2,720)
Purchases of other property and equipment	177	—	25	202
Total capital expenditures	$16,828	$2,349	$6,276	$25,453

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that can affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We analyze our estimates and judgments, including those related to oil, NGLs and natural gas revenues, oil and natural gas properties, impairment of long-lived assets, fair value of derivative instruments, asset and retirement obligations and income taxes, and we base our estimates and judgments on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from our estimates. The policies of particular importance to the portrayal of our financial position and results of operations and that require the application of significant judgment or estimates by our management are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Registration Statement on Form 10 as amended and filed with the SEC on June 9, 2016 and declared effective by the Securities and Exchange Commission on July 5, 2016. As of September 30, 2016, there were no significant changes to any of our critical accounting policies and estimates.

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

•         availability and terms of capital;

•         drilling, completion, and performance of wells;

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

•                                borrowing capacity under our credit facility;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks as of September 30, 2016 from those disclosed in our Registration Statement on Form 10 initially filed with the SEC on December 31, 2015 and declared effective by the Securities and Exchange Commission on July 5, 2016.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Form 10, as amended and filed with the SEC on June 9, 2016.  These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

On July 5, 2016, the Company acquired all of the issued and outstanding ordinary shares of the Predecessor as part of the Reorganization and pursuant to a scheme of arrangement under Australian law. The Company issued to the stockholders of the Predecessor one share of Class A voting common stock for every two ordinary shares of the Predecessor that were issued and outstanding.

In connection with the Reorganization, the company adopted the Lonestar Resources US Inc. 2016 Incentive Plan (the “2016 Plan”) to replace the existing incentive plans of the Predecessor. Options issued under the prior incentive plans were cancelled and replaced with option awards under the 2016 Plan for 1,027,941 shares of the Company’s Class A voting common stock.

The issuances of shares and options in connection with our Reorganization were made in reliance of the exemption from the registration under Section 3(a)(10) of the Securities Act.

On August 2, 2016, LRAI and the Company entered into the Purchase Agreement with Juneau, as initial purchaser, Leucadia, as guarantor of Juneau’s obligations, the other purchasers party thereto and Jefferies, LLC, in its capacity as the collateral agent for the purchasers, relating to the issuance and sale of (i) up to $49,900,000 aggregate principal amount of the Second Lien Notes and (ii) five-year Warrants to purchase up to an aggregate 998,000 shares of the Company’s Class A voting common stock at a price equal to $5.00 per share. Pursuant to the Purchase Agreement, LRAI has issued $38 million aggregate principal worth of Second Lien Notes at par and the Company has issued Warrants for the purchase of 760,000 shares of Class A voting common stock. The date and amount of each issuance is detailed below:

Date	Aggregate Principal Amount of Notes	# of Class A voting common stock underlying Warrants
August 3, 2016	$10,000,000	200,000
August 10, 2016	$2,000,000	40,000
August 15, 2016	$13,000,000	260,000
August 19, 2016	$5,000,000	100,000
September 30, 2016	$4,000,000	80,000
September 30, 2016	$4,000,000	80,000

On August 2, 2016, the Company entered into a purchase and sale agreement with Juneau pursuant to which the Company issued 500,227 shares of Class A voting common stock in exchange for an undivided 50% interest in two producing wells and each well’s respective oil and gas leases covering approximately 1,300 net mineral acres located in Brazos County, Texas.

The issuances of shares of Class A common stock to Juneau were made in reliance of the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONESTAR RESOURCES US INC. (Registrant)

Date: November 10, 2016	By:	/s/ Frank D. Bracken, III
Frank D. Bracken, III
Chief Executive Officer

Date: November 10, 2016	By:	/s/ Douglas W. Banister
Douglas W. Banister
Chief Financial Officer

Exhibit Index

		Incorporated by Reference .
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Scheme Implementation Agreement, by and between Lonestar Resources US Inc. and Lonestar Resources Limited, executed on December 28, 2015	10-12B	001-37670	2.1	12/31/15
3.1	Certificate of Incorporation of Lonestar Resources US Inc.	10-12B	001-37670	3.1	12/31/15
3.2	Bylaws of Lonestar Resources US Inc.	10-12B	001-37670	3.2	12/31/15
4.1	Registration Rights Agreement dated August 2, 2016 by and among Lonestar Resources US Inc., Leucadia National Corporation and Juneau Energy, LLC.	8-K	001-37670	4.1	8/3/16
10.1	Third Amendment to Credit Agreement and Limited Waiver, dated effective July 27, 2016, among Lonestar Resources America Inc., Citibank, N.A., in its capacity as Administrative Agent and the lenders party thereto.	8-K	001-37670	10.1	8/2/16
10.2	Securities Purchase Agreement dated August 2, 2016 among Lonestar Resources America Inc., Lonestar Resources US Inc., Jefferies, LLC, in its capacity as the collateral agent for the purchasers, Juneau Energy, LLC, as initial purchaser, Leucadia National Corporation, as guarantor of Juneau Energy, LLC, and the other purchasers party thereto.	8-K	001-37670	10.1	8/3/16
10.3	Repurchase Facilitation Agreement, dated September 29, 2016, between Lonestar Resources US Inc. and Seaport Global Securities LLC.	8-K	001-37670	10.1	10/5/16
10.4	Amended and Restated Repurchase Facilitation Agreement, dated October 26, 2016 and effective as of September 29, 2016, between Lonestar Resources US, Inc., by and on behalf of itself and certain of its subsidiaries, Seaport Global Securities LLC.	S-1	—	10.10	10/27/16
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith