Form 10-Q/A
period 2016-09-30
Lonestar Resources US Inc.
filed 2016-11-23
CIK 1661920

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on November 10, 2016, is being filed for the purpose of restating our unaudited consolidated financial statements as of September 30, 2016 and to make corresponding revisions to certain disclosures in the Original Filing. The restatement is the result of an error in the proper classification of cash flows related to our gain on disposal of bonds, as described in Note 2 to our consolidated financial statements included in this Form 10-Q/A. As a result of this error, the Company’s unaudited consolidated statement of cash flows for the nine months ended September 30, 2016 has been restated in this Form 10-Q/A.

Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness, as discussed in Part I – Item 4 of this Form 10-Q/A. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I – Item 4 included in this Form 10-Q/A.

For reasons discussed above, we are filing this Form 10-Q/A in order to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Form 10-Q/A:

•	Part I, Item 1. Financial Statements (unaudited)

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4. Controls and Procedures

•	Part II, Item 1A. Risk Factors

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and our Chief Financial Officer dated as of the date of filing this Form 10-Q/A.

This Form 10-Q/A amends and restates in its entirety each of the above sections of the Original Filing impacted as a result of the change in presentation. Each line item of the Company’s unaudited consolidated statement of cash flows for the nine months ended September 30, 2016 that has been restated as a result of the restatement is noted in Note 2 to the consolidated financial statements. This Form 10-Q/A has not been updated to reflect events occurring after November 10, 2016, the date of the Original Filing. Therefore, this Form 10-Q/A should be read in conjunction with filings we have made with the SEC subsequent to November 10, 2016.

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

Lonestar Resources US Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

Nine months ended September 30,	2016	2015
	(Restated)
Operating activities
Net loss	$(35,401)	$(2,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on disposal of oil and gas properties	(866)	629
Accretion of asset retirement obligations	160	160
Depreciation, depletion, and amortization	38,301	39,861
Stock-based compensation	313	1,746
Deferred taxes	(10,432)	(1,418)
Loss (gain) on derivative financial instruments	3,405	(18,956)
Settlements of derivative financial instruments	24,322	26,497
Gain on disposal of bonds	(29,363)	—
Impairment of oil and gas properties	31,082	—
Non-cash interest expense	1,677	825
Changes in operating assets and liabilities:
Accounts receivable	865	8,526
Prepaid expenses and other assets	(1,961)	(896)
Accounts payable and accrued expenses	(4,479)	(4,453)

Net cash provided by operating activities	17,623	50,029

Investing activities
Acquisition of oil and gas properties	(3,115)	(7,032)
Development of oil and gas properties	(24,856)	(77,735)
Proceeds from sales of oil and gas properties	2,720	—
Purchases of other property and equipment	(202)	(191)

Net cash used in investing activities	(25,453)	(84,958)

Financing activities
Proceeds from borrowings	64,325	123,514
Payments on borrowings	(54,789)	(93,514)
Payments on other note payable	(9)	(9)

Net cash provided by financing activities	9,527	29,991

Effect of exchange rate changes on cash and cash equivalents	(29)	(29)

Increase (decrease) in cash and cash equivalents	1,668	(4,967)
Cash and cash equivalents, beginning of the period	4,322	9,992

Cash and cash equivalents, end of the period	$5,990	$5,025

Supplemental information
Cash paid for interest expense	$14,095	$11,020

Common stock issued for asset acquisition	$5,500	$—

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

2. Restatement

On November 21, 2016, the Company determined that there was an error in the proper classification of cash flows related to our gain on disposal of bonds. As a result of this error, the Company has restated its unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2016.  The following table summarizes the restatement changes made to the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 previously filed.

	Originally Reported	Restatement Adjustment	As Restated
Gain on disposal of bonds	—	(29,363)	(29,363)
Net cash provided by operating activities	46,986	(29,363)	17,623

Payments on borrowings	(84,152)	29,363	(54,789)
Net cash provided by financing activities	(19,836)	29,363	9,527

3. Recently Issued Accounting Pronouncements

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

4. Acquisitions and Divestitures

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

5. Restricted Certificate of Deposit

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

6. Commodity Price Risk Activities

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

7. Fair Value Measurements

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, for each fair value hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016 (unaudited)	(In thousands)
Assets:
Commodity derivatives	$—	$8,853	$—	$8,853
Liabilities:
Commodity derivatives	—	(498)	—	$(498)
Warrant liability	—	—	(5,738)	$(5,738)

Total	$—	$8,355	$(5,738)	$2,617

December 31, 2015	(In thousands)
Assets:
Commodity derivatives	$—	$36,083	$—	$36,083
Liabilities:
Commodity derivatives	—	—	—	$—

Total	$—	$36,083	$—	$36,083

The book values of cash and cash equivalents, receivables for oil, NGL and natural gas sales, joint interest billings, notes and other receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company, except for bonds, which are recorded at amortized cost less debt issuance costs.  The fair value of the “8.750% Senior Notes” (as defined in Note 10 below) approximates $96.8 million as of September 30, 2016, and the notes are considered a Level 3 liability, as they are based on market transactions that occur infrequently as well as internally generated inputs.  The Company’s other Level 3 financial liabilities measured at fair value consist of the warrant liability as of September 30, 2016. Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term. Significant decreases in the estimated remaining period to exercise would result in a significantly lower fair value measurement.

8. Oil and Gas Properties

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

9. Accrued Liabilities

The accrued liabilities consist of the following:

	September 30, 2016 (unaudited)	December 31, 2015
	(In thousands)
Bonus payable	$1,604	$1,433
Payroll payable	2	28
Accrued interest	7,286	4,420
Accrued rent	328	410
Accrued expenses	1,928	1,401
Other	1,302	584
	$12,450	$8,276

10. Long-Term Debt

The Company’s debt consists of the following:

	September 30, 2016 (unaudited)	December 31, 2015
	(In thousands)
Senior Secured Credit Facility	$94,500	$87,000
Second Lien Notes	33,024	—
8.750% Senior Notes	151,848	220,000
Gap Financing	2,063	—
Less unamortized discount on 8.750% Senior Notes	(1,898)	(3,575)
Less deferred financing costs on 8.750% Senior Notes	(945)	(1,785)
Less deferred financing costs on Second Lien Notes	(1,180)	—
Other	276	286
	$277,688	$301,926

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

As of September 30, 2016, LRAI has issued $38.0 million in aggregate principal amount of Second Lien Notes and the Company has issued Warrants to purchase 760,000 shares of its Class A voting common stock. The Company recorded an equity warrant liability of approximately $5.1 million which was the fair value amount at the date of issuance.  The warrants were adjusted to fair value at

September 30, 2016 which resulted in an unrealized loss on warrants of approximately $0.6 million. Proceeds from the Second Lien Notes issuance were used to repurchase approximately $68.2 million in aggregate principal amount of the 8.750% Senior Notes  in privately negotiated open market repurchases with holders of such notes, and to pay related fees and expenses related to the foregoing. The repurchase amounts paid were approximately $36.2 million in cash. Net of related fees, such repurchases resulted in a gain on debt extinguishment of approximately $29.4 million.

Repurchase Facilitation Agreement

On October 26, 2016, effective September 29, 2016, Lonestar Resources US, Inc. (the “Company”), by and on behalf of itself and certain of its subsidiaries, entered into an Amended and Restated Repurchase Facilitation Agreement (the “Amended and Restated Agreement”) with Seaport Global Securities LLC, a Delaware limited liability company (“Seaport Global”).  Pursuant to the Amended and Restated Agreement, Seaport Global has agreed to provide the Company with financing (“Gap Financing”) from time to time in connection with the repurchase of the 8.750% Senior Notes , to be acquired by Seaport Global on the Company’s behalf in one or more open market purchases.

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

11. Stock Options

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

12. Earnings Per Share

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

13. Related Party Activities

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

14.  Equity Backstop Commitment

Pursuant to the Securities Purchase Agreement discussed in Note 10 above with Juneau and Leucadia, in the event that the Company elects to pursue an equity offering prior to December 31, 2016, Leucadia has agreed to purchase the number of shares of Class A voting common stock equal to (a) $20,000,000 (or such lesser amount as the Company requests) divided by (b) the offering price to investors in a registered public offering of securities that is completed on or before December 31, 2016. Leucadia’s agreement to purchase the Class A voting common stock is conditioned on, among other things, the Company (i) selecting a lead underwriter approved by Leucadia, (ii) having, together with its subsidiaries, no more than $295,000,000 of long-term debt outstanding (net of cash and cash equivalents), and (iii) the equity order book in such offering is no less than $40,000,000, excluding Leucadia’s commitment.

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

15. Subsequent Events

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

As of September 30, 2016, LRAI has issued $38.0 million in aggregate principal amount of Second Lien Notes, a $2.1 million Gap Financing (as defined and described below) to be settled in cash concurrently with the consummation of a public equity offering by the Company, and the Company has issued Warrants to purchase 760,000 shares of its Class A voting common stock resulting in a debt discount of approximately $5.1 million. Proceeds from the Second Lien Notes issuance were used to repurchase approximately $68.2 million in aggregate principal amount of LRAI’s 8.750% Senior Notes due 2019 (the “8.750% Senior Notes”) in privately negotiated open market repurchases with holders of such notes and related fees and expenses related to the foregoing. The repurchase amounts paid were approximately $36.2 million in cash. Net of related fees, such repurchases resulted in a gain on debt extinguishment of approximately $29.8 million.

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

•	The average wellhead price for our Conventional properties in the three months ended September 30, 2016 was $31.05 per Boe, which was0% in line with the average price in the comparable period in 2015.

Revenues

	For the three months ended September 30,
($ in thousands)	2016	2015	% Change
Oil Revenues:
Eagle Ford Shale	$11,247	$17,425	-35%
Conventional	$1,038	$1,424	-27%
Total Oil Revenues	$12,285	$18,849	-35%
NGLs Revenues:
Eagle Ford Shale	$1,063	$387	175%
Conventional	$0	$29	-99%
Total NGLs Revenues	$1,063	$416	155%
Natural Gas Revenues:
Eagle Ford Shale	$1,984	$1,235	61%
Conventional	$206	$377	-45%
Total Natural Gas Revenues	$2,190	$1,612	36%
Total Wellhead Revenues:
Eagle Ford Shale	$14,294	$19,047	-25%
Conventional	$1,244	$1,830	-32%
Total Wellhead Revenues	$15,538	$20,877	-26%

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

DD&A decreased $1.6 million (-4%) in the nine months ended September 30, 2016 to $38.5 million from the comparable period in 2015 primarily due to a 10% increase in estimated proved reserves 6%in the nine months ended September 30, 2016.

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

General and Administrative (G&A) Expenses

G&A expense increased $1.4 million (20%) in the nine months ended September 30, 2016 to $8.5 million from the comparable period in 2015 primarily due to the general and administrative expenses necessary to support higher production. Also included in the

2016 G&A expense was approximately $1.2 million of legal and audit expenses associated with the Company’s efforts to re-domicile to the United States, and list on the NASDAQ Global Market. 13%$4.89nine$4.34nine

Interest Expense

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the nine months ended September 30,
($ in thousands)	2016	2015
	(Restated)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	17,623	50,029
Investing activities	(25,453)	(84,958)
Financing activities	9,527	29,991
Effect of exchange rate changes on cash and cash equivalents	(29)	(29)
Increase (decrease) in cash and cash equivalents	1,668	(4,967)

Net Cash Provided By Operating Activities

Net cash provided by operating activities decreased $32.4 million from $50.0 million in the nine months ended September 30, 2015 to $17.6 million in the nine months ended September 30, 2016. This decrease is primarily due to a $32.9 million increase in net loss, a $29.4 million gain on disposal of bonds, an $8.8 million decrease in net operating assets and liabilities and a $9 million dollar decrease in deferred taxes, offset by a $22.4 million increase in loss on derivative financial instruments and impairment charge of $31.1 million during the nine months ended September 30, 2016.

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

Net Cash Provided By Financing Activities

Net cash provided by financing activities decreased $20.5 million from $30.0 million provided during the nine months ended September 30, 2015 to $9.5 million provided in the nine months ended September 30, 2016. The decrease was due to decreased bank borrowings of $59.2 million offset by a decrease in payments on bank borrowings of $38.7 million in the nine months ended September 30, 2016.  During the nine months ended September 30, 2015 the Company reported borrowings of approximately $64.3 million.

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

Debt

As of September 30, 2016, we had an aggregate of $284.6 million of indebtedness, including $94.5 million drawn on our Senior Secured Credit Facility, $33.0 million (less debt issuance costs of $1.2 million) on our Second Lien Notes, $2.1 million in Gap Financing, $151.8 million (less an unamortized discount of  $1.9 million and debt issuance costs of $0.9 million) on our 8.750% Senior Notes and $0.3 million of other long-term notes.

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

Contractual Obligations

A summary of our contractual obligations as of September 30, 2016 is provided in the following table.

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Senior Secured Credit Facility (1)	$94,500	$—	$—	$94,500	$—
8.750% Senior Notes	151,848	—	—	151,848	—
Interest on 8.750% Senior Notes	39,861	13,287	13,287	13,287	—
Second Lien Notes	38,000	—	—	—	38,000
SGS Loan Payable (2)	2,166	2,166	—	—	—
Interest on Second Lien Notes	23,365	4,808	4,808	9,615	4,134
Office lease	2,192	488	410	852	442
Total	$351,932	$20,749	$18,505	$270,102	$42,576

(1)

These amounts do not include any estimated interest on these borrowings, because our revolving borrowings have short-term interest periods, and we are unable to determine what our borrowing costs may be in future periods.

(2)	Reflects amount of “Gap Financing” provided by Seaport Global as described under Note 10 to our consolidated financial statements included in this Form 10-Q/A.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). We have identified a material weakness in our internal control over financial reporting, as further described below. Based on our management’s evaluation and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2016.

Material Weakness

Our management determined that a material weakness existed in the Company’s internal control over financial reporting, specifically over reporting of cash flows, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

On November 21, 2016, our Audit Committee, after discussion with management and our independent registered public accountants, determined that our unaudited consolidated financial statements for the period ended September 30, 2016, as reported in our Quarterly Report on Form 10-Q filed on November 10, 2016 should no longer be relied upon due to an error identified therein, and that a restatement of these financial statements was required. Specifically, we identified certain noncash errors in our unaudited consolidated statement of cash flows for the nine months ended September 30, 2016 due to an error in the proper classification of cash flows related to our gain on disposal of bonds, as described in Note 2 to our consolidated financial statements included in this Form 10-Q/A. This Form 10-Q/A for the quarter ended September 30, 2016 is being filed to correct such errors.

Remediation Plan

To remediate the material weakness described above and enhance our internal control over financial reporting, management has instituted a financial reporting issues log to highlight infrequent and unusual financial transactions (as was the gain on disposal of bonds) as a means to promote discussion between management and third party professional consultants to ensure that all items are addressed correctly and timely in future financial reporting.

Changes in Internal Controls

Other than as described in “Material Weakness” above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Form 10, as amended and filed with the SEC on June 9, 2016 (the “Form 10”).  These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report. There have been no material changes in our risk factors from those disclosed in our Form 10, except as noted below:

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

Section 404(a) of the Sarbanes-Oxley Act requires that, beginning with our annual report for the year ending December 31, 2017, our management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Once we are no longer a smaller reporting company, Section 404(b) of the Sarbanes-Oxley Act will require our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. We expect, however, to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) of the Sarbanes-Oxley Act until such time as we are no longer an emerging growth company.

Our first Section 404(a) assessment will take place beginning with our annual report for the year ending December 31, 2017. On November 21, 2016, our management identified a material weakness in the financial close process for the nine months ended September 30, 2016 relating to a failure to properly classify cash flows related to our gain on disposal of bonds. While management is working to remediate the weakness, there is no assurance that the changes will remediate the identified material weakness or that the new or revised controls that we implement will prevent or detect future material weaknesses. In addition, in connection with the review of our unaudited condensed consolidated financial statements for the nine months ended September 30, 2015, management identified a material weakness in the financial close process relating to the failure to record certain balance sheet entries and balance sheet reclassification adjustments during the interim quarter end closing process. Though this deficiency has been remediated, the presence of further material weaknesses could result in financial statement errors which, in turn, could lead to errors in our financial reports and/or delays in our financial reporting, which could require us to restate our operating results or our auditors may be required to issue a qualified audit report. We might not identify one or more material weaknesses in our internal controls in connection with evaluating our compliance with Section 404(a) of the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to expend significant resources and provide significant management oversight. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, be effective in maintaining the adequacy of our internal control.

If either we are unable to conclude that we have effective internal control over financial reporting or, at the appropriate time, our independent auditors are unwilling or unable to provide us with an unqualified report on the effectiveness of our internal control over financial reporting as required by Section 404(b) of the Sarbanes- Oxley Act, investors may lose confidence in our operating results, the price of our Class A common stock could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to remain listed on NASDAQ.

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

LONESTAR RESOURCES US INC. (Registrant)

Date: November 23, 2016	By:	/s/ Frank D. Bracken, III
Frank D. Bracken, III
Chief Executive Officer

Date: November 23, 2016	By:	/s/ Douglas W. Banister
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