Form 10-Q
period 2017-03-31
Lonestar Resources US Inc.
filed 2017-05-15
CIK 1661920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2017, the registrant had 21,822,015 shares of Class A voting common stock, par value $0.001 per share, outstanding.

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

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Lonestar,” “we,” “us,” “our” and “the Company” refer to (i) Lonestar Resources Limited and its subsidiaries prior to the Reorganization and (ii) Lonestar Resources US Inc. and its subsidiaries, including Lonestar Resources America, Inc. (“LRAI”), the operating company for the Lonestar group of companies, upon completion of the Reorganization, as applicable.

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

Glossary of Certain Defined Terms

The terms defined in this section are used throughout this Quarterly Report on Form 10-Q:

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Lonestar Resources US Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$3,884	$6,068
Accounts receivable:
Oil, natural gas liquid and natural gas sales	6,194	4,680
Joint interest owners and other, net	599	867
Related parties	1,711	847
Derivative financial instruments	2,980	1,730
Prepaid expenses and other	2,773	2,631

Total current assets	18,141	16,823

Oil and gas properties, net, using the successful efforts method of accounting	442,311	439,228
Other property and equipment, net	1,273	1,421
Derivative financial instruments	2,015	—
Other noncurrent assets	1,645	1,561
Restricted certificates of deposit	76	76

Total assets	$465,461	$459,109

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Balance Sheets (continued)

(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Liabilities and Stockholders’ Equity	(Unaudited)

Current liabilities
Accounts payable	$11,356	$14,894
Accounts payable – related parties	253	1,135
Oil, natural gas liquid and natural gas sales payable	4,050	3,568
Accrued liabilities	14,821	9,947
Accrued liabilities – related parties	126	224
Derivative financial instruments	145	2,985

Total current liabilities	30,751	32,753

Long-term debt	214,450	204,122
Long-term debt - related parties	—	3,400
Deferred tax liability	39,611	38,020
Other non-current liabilities	6,107	6,052
Equity warrant liability	788	1,565
Equity warrant liability - related parties	1,501	2,994
Asset retirement obligations	2,670	2,683
Derivative financial instruments	—	1,125

Total liabilities	295,878	292,714

Commitments and contingencies

Stockholders’ equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 21,822,015 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	142,652	142,652
Class B non-voting common stock, $0.001 par value, 5,000 shares authorized, 2,500 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	87,382	87,260
Accumulated deficit	(60,451)	(63,517)

Total stockholders’ equity	169,583	166,395

Total liabilities and stockholders’ equity	$465,461	$459,109

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Statements of Operations & Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Oil sales	$14,489	$8,951
Natural gas sales	1,456	1,622
Natural gas liquid sales	1,671	624

Total revenues	17,616	11,197

Costs and expenses
Lease operating and gas gathering	2,956	4,360
Production, ad valorem, and severance taxes	1,037	916
Rig standby expense	—	313
Depletion, depreciation, and amortization	12,122	15,139
Accretion of asset retirement obligations	20	56
Loss on sale of oil and gas properties	142	—
Stock-based compensation	178	95
General and administrative	2,492	2,773

Total costs and expenses	18,947	23,652

Loss from operations	(1,331)	(12,455)

Other income (expense)
Interest expense	(5,032)	(6,124)
Unrealized gain on warrants	2,270	—
Gain on derivative financial instruments	8,746	1,715
Other expense	—	(228)

Total other income (expense), net	5,984	(4,637)

Income (loss) before income taxes	4,653	(17,092)

Income tax (expense) benefit	(1,587)	5,795

Net income (loss)	$3,066	$(11,297)

Net income (loss) per common share
Basic	$0.14	$(1.50)
Diluted	$0.13	$(1.50)
Weighted average common shares outstanding
Basic	21,822,015	7,522,025
Diluted	22,833,615	7,522,025

Comprehensive income (loss):
Net income (loss)	$3,066	$(11,297)
Foreign currency translation adjustments	—	1
Comprehensive income (loss)	$3,066	$(11,296)

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Accumulated
	Class A Voting		Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2015	7,521,788	$142,638	$10,270	$30,818	$(760)	$182,966

Sale of common stock, net of offering costs	13,800,000	14	71,803	—	—	71,817

Shares issued for asset acquisition	500,227	—	5,499	—	—	5,499

Stock-based compensation	—	—	448	—	—	448

Foreign currency translation	—	—	(760)	—	760	—

Net loss	—	—	—	(94,335)	—	(94,335)

Balance at December 31, 2016	21,822,015	$142,652	$87,260	$(63,517)	$—	$166,395

Stock-based compensation	—	—	122	—	—	122

Net income	—	—	—	3,066	—	3,066

Balance at March 31, 2017	21,822,015	$142,652	$87,382	$(60,451)	$—	$169,583

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net income (loss)	$3,066	$(11,297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of asset retirement obligations	20	56
Depreciation, depletion, and amortization	12,122	15,139
Stock-based compensation	178	95
Deferred taxes	1,591	(5,868)
Gain on derivative financial instruments	(8,746)	(1,716)
Settlements of derivative financial instruments	1,516	10,636
Impairment of oil and gas properties	—	23
Non-cash interest expense	581	275
Unrealized gain on warrants	(2,270)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,110)	688
Prepaid expenses and other assets	(378)	(104)
Accounts payable and accrued expenses	7,398	9,788

Net cash provided by operating activities	12,968	17,715

Investing activities
Acquisition of oil and gas properties	(1,563)	(2,065)
Development of oil and gas properties	(19,076)	(14,587)
Purchases of other property and equipment	(13)	(176)

Net cash used in investing activities	(20,652)	(16,828)

Financing activities
Proceeds from borrowings and related party borrowings	9,000	7,000
Payments on borrowings and related party borrowings	(2,500)	(8,000)
Cost to issue equity	(1,000)	—
Changes in other notes payable	—	(21)

Net cash provided by (used in) financing activities	5,500	(1,021)

Effect of exchange rate changes on cash and cash equivalents	—	1

Decrease in cash and cash equivalents	(2,184)	(133)
Cash and cash equivalents, beginning of the period	6,068	4,321

Cash and cash equivalents, end of the period	$3,884	$4,188

Supplemental information:
Cash paid for interest expense	$912	$705

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

Lonestar Resources America, Inc. (“LRAI”) is a Delaware registered U.S. holding company formed on January 31, 2013, which is engaged in the exploration, development, production, acquisition, and sale of oil, natural gas liquid (“NGL”) and natural gas primarily in the Eagle Ford Shale Play in South Texas, Conventional properties in North Texas and Bakken properties in Montana through its wholly owned subsidiaries, Lonestar Resources, Inc. and Amadeus Petroleum, Inc. Its executive offices are located in Fort Worth, Texas. LRAI was a wholly owned subsidiary of the Predecessor, prior to the reorganization described above.  The majority of the activities of the Predecessor were carried out through LRAI. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Lonestar,” “we,” “us,” “our,” and “the Company” refer to (i) Lonestar Resources Limited and its subsidiaries prior to the Reorganization and (ii) Lonestar Resources US Inc. and its subsidiaries upon completion of the Reorganization, as applicable.

Basis of Presentation

The accompanying interim consolidated financial statements have not been audited by independent public accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations.  Any and all adjustments are of a normal and recurring nature.  Although management believes the unaudited interim-related disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The results of operations and the cash flows for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries:

Lonestar Resources America, Inc. (“LRAI”),

Lonestar Resources, Inc. (“LRI”),

Lonestar Resources Intermediate, Inc. (“LRII”),

LNR America, Inc. (“LNRA”)

Eagleford Gas, LLC (“Eagleford Gas”),

Poplar Energy, LLC (“Poplar”),

Eagleford Gas 2, LLC (“Eagleford Gas 2”),

Eagleford Gas 3, LLC (“Eagleford Gas 3”),

Eagleford Gas 4, LLC (“Eagleford Gas 4”),

Eagleford Gas 5, LLC (“Eagleford Gas 5”),

Eagleford Gas 6, LLC (“Eagleford Gas 6”),

Eagleford Gas 7, LLC (“Eagleford Gas 7”),

Eagleford Gas 8, LLC (“Eagleford Gas 8”),

Eagleford Gas 9, LLC (“Eagleford Gas 9”),

Lonestar Operating, LLC (“LNO”),

Lonestar BR Disposal, LLC (“LBRD”),

La Salle Eagle Ford Gathering Line, LLC (“LSGL”),

Amadeus Petroleum, Inc. (“API”),

T-N-T Engineering, Inc. (“TNT”) and

Albany Services, LLC (“Albany”).

All significant intercompany balances and transactions have been eliminated in consolidation.

2. Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" in order to clarify the definition of a business as it relates to whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years and early adoption is permitted under certain circumstances. The Company adopted ASU 2017-01 effective January 1, 2017.  There was no retrospective adjustment as the Company does not believe it has a material effect on our consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“Update 2016-09”), which seeks to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, Update 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 effective January 1, 2017.  The Company has elected to record the impact of forfeitures on compensation cost as they occur.  The Company is also permitted to withhold income taxes upon settlement of equity-classified awards at up to the maximum statutory rates.  There was no retrospective adjustment as the Company does not believe it has a material effect on our consolidated results of operations, financial position or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the new guidance to determine the impact it will have on our consolidated results of operations, financial position or cash flows and anticipates adopting the guidance on the effective date of January 1, 2019.

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”, ASU 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients”, and ASU 2016-20, “Revenue from Contracts with Customers, Technical Corrections and Improvements”, respectively, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning after December 15, 2017 with early adoption permitted on January 1, 2017 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. As we are in the process of evaluating the impact of the standard, we have not yet quantified the impact of adoption or determined the method of adoption. During 2017, we will perform the remainder of our implementation process, which will include quantification of impact, selection of adoption method and development of policies. The Company plans to adopt this guidance in the first quarter of 2018.

3. Acquisitions and Divestitures

From January to March 2017 the Company paid approximately $1,397,000 to acquire a total of 1,067 net acres in the Eagle Ford Shale play.  The amount paid included $400,000 for leases consummated in 2016 for 332 net acres in Gonzales County. During 2017, the Company entered into new primary term leases, including: i) paying approximately $700,000 to acquire approximately 526 net acres in Gonzales County, TX surrounding Company developed areas and new undeveloped areas classified by the Company as Cyclone; and ii) paying approximately $297,000 to acquire approximately 267 net acres in La Salle County, TX for new well development offsetting our Horned Frog property.

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

Inherent in the Company’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company.  At March 31, 2017, the Company had no open physical delivery obligations.

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

As of March 31, 2017, the following derivative transactions were outstanding:

Instrument	Total Volume	Settlement Period	Fixed Price
Oil – WTI Fixed Price Swap	82,500 Bbl	April – December 2017	$51.05
Oil – WTI Fixed Price Swap	55,000 Bbl	April – December 2017	50.60
Oil – WTI Fixed Price Swap	275,000 Bbl	April – December 2017	52.90
Oil – WTI Fixed Price Swap	137,500 Bbl	April – December 2017	56.00
Oil – WTI Fixed Price Swap	365,000 Bbl	January – December 2018	54.18
Oil – WTI Fixed Price Swap	182,500 Bbl	January – December 2018	55.65
Oil – WTI Fixed Price Swap	182,500 Bbl	January – December 2018	55.50
Natural Gas – Henry Hub NYMEX Fixed Price Swap	1,925,000 MMBtu	April – December 2017	3.36

Instrument	Total Volume	Settlement Period	Puts	Calls
Oil – 3 Way Collar	267,400 Bbl	April – December 2017	$ 40.00 / 60.00	$85.00
Oil – 2 Way Collar	182,500 Bbl	January – December 2018	50.00	59.45

The above derivative contracts aggregate to 817,400 barrels or 2,970 barrels of oil per day for the remainder of 2017 and 912,500 barrels or 2,500 barrels of oil per day for 2018. The above natural gas derivative contract equates to 1,925,000 MMBtu or 7,000

MMBtu per day for 2017.  All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the consolidated statement of operations in gain or loss on derivative financial instruments.

As of March 31, 2017 and December 31, 2016, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions.  The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties.  None of the Company’s derivative instruments contain credit-risk related contingent features.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, for each fair value hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2017 (unaudited)	(In thousands)
Assets:
Commodity derivatives	$—	$4,995	$—	$4,995
Liabilities:
Commodity derivatives	—	(145)	—	(145)
Equity warrant liability	—	—	(788)	(788)
Equity warrant liability - related parties	—	—	(1,501)	(1,501)
Stock appreciation rights	—	—	(55)	(55)

Total	$—	$4,850	$(2,344)	$2,506

December 31, 2016	(In thousands)
Assets:
Commodity derivatives	$—	$1,730	$—	$1,730
Liabilities:
Commodity derivatives	—	(4,110)	—	(4,110)
Equity warrant liability	—	—	(1,565)	(1,565)
Equity warrant liability - related parties	—	—	(2,994)	(2,994)

Total	$—	$(2,380)	$(4,559)	$(6,939)

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the quarter ended March 31, 2017, in thousands.

	Equity Warrant Liability	Stock Appreciation Rights	Total
	(unaudited)
Balance, beginning of the quarter ended March 31, 2017	$(4,559)	$—	$(4,559)
Purchases, sales, issuances and settlements (net)	—	(72)	(72)
Realized gains/(losses)	—	—	—
Unrealized gains/(losses)	2,270	17	2,287
Balance, end of quarter ended March 31, 2017	$(2,289)	$(55)	$(2,344)

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

The book values of cash and cash equivalents, receivables for oil, NGL and natural gas sales, joint interest billings, notes and other receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company, except for bonds, which are recorded at amortized cost less debt issuance costs.  The fair value of the “8.750% Senior Notes” (as defined in Note 9 below) approximates $128.6 million as of March 31, 2017, and the notes are considered a Level 3 liability, as they are based on market transactions that occur infrequently as well as internally generated inputs.

7. Oil and Gas Properties

A summary of oil and gas properties is as follows:

	March 31, 2017 (unaudited)	December 31, 2016
	(In thousands)
Proved properties and equipment	$552,268	$538,695
Unproved properties	74,055	72,584
Less accumulated depreciation, depletion, amortization, and impairment	(184,012)	(172,051)
	$442,311	$439,228

If pricing declines, the Company may have to record impairment of its oil and gas properties subsequent to March 31, 2017.

8. Accrued Liabilities

The accrued liabilities consisted of the following:

	March 31, 2017 (unaudited)	December 31, 2016
	(In thousands)
Bonus payable	$2,698	$2,155
Payroll payable	1	1
Accrued interest - 8.750% Senior Notes	6,283	2,924
Accrued interest - other	823	523
Accrued rent	268	298
Accrued well costs	3,943	3,366
Accrued severance, property and franchise taxes	695	431
Other	110	249
	$14,821	$9,947

9. Long-Term Debt

The long-term debt consisted of the following:

	March 31, 2017 (unaudited)	December 31, 2016
	(In thousands)
Senior Secured Credit Facility	$50,000	$43,500
Second Lien Notes	14,887	11,367
8.750% Senior Notes	151,848	151,848
Less unamortized discount on 8.750% Senior Notes	(1,518)	(1,708)
Less deferred financing costs on 8.750% Senior Notes	(756)	(851)
Less deferred financing costs on Second Lien Notes	(299)	(316)
Other	288	282
	$214,450	$204,122

Senior Secured Credit Facility

On July 28, 2015, LRAI closed a $500,000,000 Senior Secured Credit Facility (the “Senior Secured Credit Facility”) which replaced a $400,000,000 Wells Fargo-led syndicated facility (the “Previous Senior Secured Credit Facility”).  The new facility was arranged by Citibank, N.A. and featured an expanded borrowing base of $180,000,000 as of December 31, 2015.  The new facility provides additional liquidity for the Company and a lower interest rate.  The new rate is a 25 basis point improvement over the LIBOR interest rate spread.  The new facility provides for an extension in the maturity date to October 16, 2018, which represents a seven month extension over the Wells Fargo-led facility.  The financial covenants contained in this new facility are substantially the same as the previous facility.  Effective as of May 19, 2016, the borrowing base was reduced from $180,000,000 to $120,000,000.  Effective as of November 23, 2016, the borrowing base was reduced from $120,000,000 to $112,000,000.  As of March 31, 2017 and December 31, 2016 (giving effect to the amended covenant ratio discussed below), LRAI was in compliance with all covenants including all financial ratios under the Senior Secured Credit Facility.  As of March 31, 2017 and December 31, 2016, $50,000,000 and $43,500,000 was borrowed, respectively, under the Senior Secured Credit Facility.

The Senior Secured Credit Facility may be used for loans and, subject to a $2,500,000 sub-limit, letters of credit.  The Senior Secured Credit Facility provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base under the Senior Secured Credit Facility.

Borrowings under the Senior Secured Credit Facility, at LRAI’s election, bear interest at either: (i) an alternate base rate (“ABR”) equal to the higher of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% per annum, and (c) the adjusted LIBO rate of a three-month interest period on such day plus 1.0%; or (ii) the adjusted LIBO rate, which is the rate stated on Reuters screen LIBOR01 page, for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in clauses (i) and (ii) above, an applicable margin ranging from 0.75% to 1.75% for ABR loans and from 1.75% to 2.75% for adjusted LIBO rate loans (4.12% at March 31, 2017).

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

Effective as of July 27, 2016, LRAI, the several banks and other financial institutions party thereto (collectively, the “Consenting Lenders”) and Citibank, N.A., in its capacity as administrative agent for the lenders (the “Administrative Agent”) entered into the Third Amendment to Credit Agreement and Limited Waiver (the “Amendment”) to that certain Credit Agreement dated as of July 28, 2015, by and among LRAI, the Consenting Lenders (together with the other banks and financial institutions party thereto, the “Lenders”) and the Administrative Agent (as amended, supplemented and modified, the “Credit Agreement”) to (a) permit LRAI to incur the second lien obligations contemplated by the Securities Purchase Agreement with Leucadia National Corporation and others (as described below) and LRAI’s contemplated use of proceeds thereof, (b) increase the applicable margin for Eurodollar and ABR loans and letter of credit fees by 0.75% across all levels of the previously applicable pricing grid, (c) modify the fee payable on the actual daily unused amount of the aggregate commitments to a flat 0.50% across all levels of the pricing grid, (d) increase the minimum percentage of the value of LRAI’s oil and gas properties that must be mortgaged as collateral for the obligations under the Credit Agreement and the other loan documents from 80% to 90%, (e) modify the maximum leverage ratio thresholds from 4.0 to 1.0 to (i) 4.75 to 1.0 for the four quarterly periods ending June 30, 2016, (ii) 4.50 to 1.0 for the four quarterly periods ending September 30, 2016, (iii) 4.25 to 1.0 for the four quarterly periods ending December 31, 2016 and (iv) 4.00 to 1.0 for all periods thereafter, (f) prohibit distributions to the Predecessor for selling, general and administrative expenses after September 30, 2016 and (g) amend certain other provisions of the Credit Agreement as more specifically set forth in the Amendment.

8.750% Senior Notes

On April 4, 2014, LRAI issued at par $220,000,000 of 8.750% Senior Unsecured Notes due April 15, 2019 (the “8.750% Senior Notes”) to U.S. based institutional investors. The net proceeds from the offering of approximately $212,000,000 (after deducting purchasers’ discounts and offering expenses) were used to repay the Previous Senior Secured Credit Facility and a 2nd lien facility, and for general corporate purposes. Under the 2nd lien term loan agreement, LRAI was required to pay a prepayment fee of $1,100,000 in connection with the early prepayment of the facility equal to 2.0% of the principal balance that was prepaid. This facility was terminated upon repayment.  During 2016, LRAI repurchased approximately $68.2 million in aggregate principle amount of the 8.750% Senior Notes leaving a remaining balance of approximately $151.8 million.

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

Debt Issuance Costs

The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. At March 31, 2017 and December 31, 2016, the Company had approximately $1,000,000 and $1,200,000, respectively, of debt issuance costs associated with issuance of the Senior Secured Credit Facility remaining that are being amortized over the lives of the respective debt which are recorded as other non-current assets in the consolidated balance sheets.

Securities Purchase Agreement and Second Lien Notes

On August 2, 2016, the Company entered into a Securities Purchase Agreement with Juneau Energy, LLC, as initial purchaser (“Juneau”), Leucadia National Corporation (“Leucadia”), as guarantor of Juneau’s obligations, the other purchasers party thereto and Jefferies, LLC, in its capacity as the collateral agent for the purchasers, relating to the issuance and sale of (i) up to $49,900,000 aggregate principal amount of LRAI’s 12% senior secured second lien notes due 2021 (the “Second Lien Notes”) and (ii) five-year warrants to purchase up to an aggregate 998,000 shares of the Company’s Class A voting common stock at a price equal to $5.00 per share (the “Warrants”). The balance of these notes and warrants is reflected in the Company’s long-term debt – related parties and equity warrant liability – related parties on the face of the balance sheet.

The Second Lien Notes are secured by second-priority liens on substantially all of LRAI’s and its subsidiaries’ assets to the extent such assets secure obligations under the Senior Secured Credit Facility.

During 2016, LRAI issued $38.0 million in aggregate principal amount of Second Lien Notes and the Company issued Warrants to purchase 760,000 shares of its Class A voting common stock. The Company recorded an equity warrant liability of approximately $5.1 million which was the fair value amount at the date of issuance.  The warrants were adjusted to fair value at March 31, 2017 which resulted in an unrealized gain on warrants of approximately $2.3 million for the three months ended March 31, 2017. Proceeds from the Second Lien Notes issuance were used to repurchase approximately $68.2 million in aggregate principal amount of the 8.750% Senior Notes in privately negotiated open market repurchases with holders of such notes, and to pay related fees and expenses related to the foregoing. The repurchase amounts paid were approximately $36.2 million in cash. Net of related fees, such repurchases resulted in a gain on debt extinguishment of approximately $28.5 million.

In December 2016, LRAI repaid $21.0 million principal of the Second Lien Notes with proceeds from the offering of the Company’s Class A voting common stock that was completed on December 22, 2016 pursuant to a Registration Statement on Form S-1 (File No. 333-214265), which was declared effective on December 15, 2016 (the “2016 Common Stock Offering”).  Under the terms of its Securities Purchase Agreement, the Company has the right to repurchase $13.3 million of the $17.0 million outstanding Second Lien Notes at a price equal to 106% of par.

10. Stock-Based Compensation

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

Stock Option Activity

For the three months ended March 31, 2017, no stock options were issued or exercised.  The following tables summarize certain information related to outstanding stock options under the Lonestar Resources Limited 2012 Employee Share Option Plan and the Lonestar Resources US Inc. 2016 Incentive Plan, which replaced the Lonestar Resources Limited 2012 Employee Share Option Plan following the Reorganization:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	191,750	$15.00	0.5
Options vested and exercisable at December 31, 2016	191,750	$15.00	0.5
Granted	—	—	—
Exercised	—	—	—
Canceled/Expired	(16,125)	—	—
Forfeited	(75,000)	20.00	—
Outstanding at March 31, 2017	100,625	$15.00	0.5
Options vested and exercisable at March 31, 2017	100,625	$15.00	0.5

	Shares	Weighted Average Fair Value per Share	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (in years)
Outstanding non-vested options at December 31, 2016	—	$—	$—	—

Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding non-vested options at March 31, 2017	—	$—	$—	—

Restricted Stock Units

In February 2017, the Company granted awards of restricted stock units (“RSUs”) covering 612,000 shares to certain of its employees.  The awards vest over a three-year period as follows:  40% on the first anniversary of issuance and 30% on each of the second and third anniversaries of issuance, such that the RSU’s will be fully vested on the third anniversary of issuance.  The Company determines the fair value of granted RSU’s based on the market price of the Class A voting common stock of the Company on the date of grant.  RSUs will be paid in Class A voting common stock or cash at the Company’s option after the vesting of the applicable RSU.  Compensation expense for granted RSUs is recognized over the vesting period.

	Shares	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	—	—
RSUs vested at December 31, 2016	—	—
Granted	612,000	3.0
Canceled/Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2017	612,000	3.0
RSUs vested at March 31, 2017	—	—

	Shares	Weighted Average Fair Value per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding non-vested RSUs at December 31, 2016	—	$—	—

Granted	612,000	6.00	3.0
Vested	—	—	—
Forfeited	—	—	—
Outstanding non-vested RSUs at March 31, 2017	612,000	$6.00	3.0

Stock Appreciation Rights

In February 2017, the Company granted awards of stock appreciation rights (“SARs”) covering 700,000 shares to certain of its employees and its non-employee directors.  The awards vest over a three-year period as follows:  40% on the first anniversary of issuance and 30% on each of the second and third anniversaries of issuance, such that the SAR’s will be fully vested on the third anniversary of issuance.  The SARs will expire five-years after the date of issuance.  The exercise price of the SAR is the fair market value of the Company’s Class A voting common stock on the date of the grant.  The SAR entitles the holder to receive from the Company upon exercise of the exercisable portion of the SAR an amount determined by multiplying the excess of the fair market value of one share on the date of exercise over the exercise price per share by the number of shares with respect to which the SAR is exercised.  SARs will be paid in cash or common stock at holder’s election once the SAR is vested, with the provision that the Company possesses sufficient liquidity to allow for cash settlement of the SAR.

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	—	—	—
SARs vested and exercisable at December 31, 2016	—	—	—
Granted	700,000	$7.20	5.0
Exercised	—	—	—
Canceled/Expired	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2017	700,000	$7.20	5.0
SARs vested and exercisable at March 31, 2017	—	$—	—

	Shares	Weighted Average Fair Value per Share	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (in years)
Outstanding non-vested SARs at December 31, 2016	—	$—	$—	—

Granted	700,000	5.00	7.20	5.0
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding non-vested SARs at March 31, 2017	700,000	$5.00	$7.20	5.0

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2017 and 2016, the Company recorded stock-based compensation expenses of approximately $178,000 and $95,000, respectively, related to stock options, restricted stock units and stock appreciation rights.  As of March 31, 2017, the total unrecognized stock-based compensation cost is approximately $5,195,000.

11. Earnings Per Share

In accordance with the provisions of current authoritative guidance, basic earnings or loss per share shown on the Consolidated Statements of Operations is computed on the basis of the weighted average number of common shares outstanding during the periods. Diluted earnings or loss per share is computed based upon the weighted average number of common shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.  The Company includes the number of stock options in the calculation of diluted weighted average shares outstanding when the grant date or exercise prices are less than the average market prices of the Company’s Class A voting common stock for the period. When a loss from operations exists, all potentially dilutive common shares outstanding are anti-dilutive and therefore excluded from the calculation of diluted weighted average shares outstanding.  There is no dilutive effect for the three months ended March 31, 2016 as the Company reported losses from operations for the period.  Although the Company had net income from operations for the three months ended March 31, 2017, as the options and SARs were considered to be out of the money, the potentially dilutive common shares outstanding are treated as anti-dilutive and therefore, excluded from the calculation of diluted weighted average shares outstanding.  The 612,000 RSUs granted during the period are considered dilutive and are included in the diluted weighted average common shares outstanding for the three months ended March 31, 2017.  The 760,000 warrants granted during the second half of 2016 are considered dilutive and are included in the diluted weighted average common shares outstanding for the three months ended March 31, 2017.

The following table presents unaudited earnings per share of Lonestar Resources US Inc., assuming that the 1 for 2 reverse stock split upon Reorganization had occurred at the beginning of the three month period ended March 31, 2016:

Unaudited Earnings Per Share (After Reorganization)

	Three Months Ended
	March 31,
	2017	2016
Net income (loss) per common share:
Basic	$0.14	$(1.50)
Diluted	0.13	(1.50)

Weighted average common shares outstanding:
Basic	21,822,015	7,522,025
Diluted	22,833,615	7,522,025

12. Related Party Activities

LEUCADIA

On August 2, 2016, Lonestar Resources America, Inc. (“LRAI”) and the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Juneau Energy, LLC, as initial purchaser (“Juneau”),Leucadia National Corporation (“Leucadia”), as guarantor of Juneau’s obligations, the other purchasers party thereto and Jefferies, LLC, in its capacity as the collateral agent for the purchasers, relating to the issuance and sale of (i) up to $49.9 million aggregate principal amount of LRAI’s 12% senior secured second lien notes due 2021 (“Second Lien Notes”) and (ii) five-year warrants to purchase up to an aggregate 998,000 shares of the Company’s Class A voting common stock at a price equal to $5.00 per share (the “Warrants”). During 2016, LRAI issued $25 million in aggregate principal amount of Second Lien Notes and the Company issued Warrants to purchase 500,000 shares of its Class A voting common stock to Juneau. In December 2016, LRAI repaid to Juneau $21 million principal of the Second Lien Notes with proceeds from the 2016 Common Stock Offering.

In connection with entering into the Purchase Agreement, the Company also entered into a registration rights agreement and an equity commitment agreement, both dated as of August 2, 2016. Pursuant to the registration rights agreement, the Company has agreed to register for resale certain Class A voting common stock issued or issuable to Juneau and Leucadia, including those issuable upon exercise of the Warrants. Leucadia agreed, pursuant to the equity commitment agreement, to purchase a certain number of Class A voting common stock in case the Company elected to pursue an equity offering prior to December 31, 2016. Pursuant to the equity commitment agreement, Leucadia purchased 3,478,261 shares of Class A voting common stock (costing $20 million) through the 2016 Common Stock Offering, which closed on December 22, 2016. In connection with Leucadia’s equity commitment, the Company paid Leucadia on January 3, 2017 a $1 million fee. In the event Leucadia purchased not less than its commitment amount, the Company agreed to use commercially reasonable efforts to enter into arrangements to provide Leucadia with the right to appoint one director to the Board of the Company, provided that such right will terminate at such time as Leucadia and its affiliates own a number of shares of Class A voting common stock equal to less than 50% of the shares purchased by Leucadia and its affiliates in such offering. Leucadia has elected to take an observer position on the board of directors, with no voting rights.

 EF REALISATION

On October 26, 2016, the Company entered into a Board Representation Agreement (the “Board Representation Agreement”) with EF Realisation Company Limited (“EF Realisation”). Under the Board Representation Agreement, for as long as EF Realisation, together with its affiliates, beneficially owns 15% or more of the issued and outstanding shares of the Company’s Class A voting common stock, it has the right to nominate up to, but no more than, two directors to serve on the Board and for as long as EF Realisation, together with its affiliates, beneficially owns at least 10% but less than 15% of the Company’s issued and outstanding shares of Class A voting common stock, it has the right to nominate up to, but no more than, one director to serve on the Board.

On October 26, 2016, the Company entered into a Registration Rights Agreement with EF Realisation, pursuant to which the Company agreed to register for resale Class A voting common stock indirectly owned by EF Realisation. The Company has agreed to file a registration statement providing for the resale of Class A voting common stock held by EF Realisation no later than the earlier of (i) October 26, 2017, and (ii) 30 days after the date the Company first becomes eligible to file a registration statement on Form S-3. The Company has also granted EF Realisation certain piggyback and demand registration rights.

OTHER RELATED PARTY TRANSACTIONS

Butterfly Flaps, Ltd, a company in which Dr. Christopher Rowland (a director of the Company) owns an interest, has performed consultancy work for the Company since 2013 covering various strategic, tax structuring and investor matters at a cost of approximately $25,000 per quarter.  The consulting arrangement terminated effective December 31, 2016.  At March 31, 2017 the Company had a payable of $100,000 to Butterfly Flaps, Ltd representing consultancy services provided through December 31, 2016.

New Tech Global Ventures, LLC, a company in which Daniel R. Lockwood (a director of the Company) owns a limited partnership interest, has provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $232,000 and $229,000 for the three months ended March 31, 2017 and 2016, respectively.

13. Subsequent Events

In preparing the consolidated financial statements, management has evaluated all subsequent events and transactions for potential recognition or disclosure through the date the accompanying consolidated financial statements were issued.

Purchase and Sale Agreement

On March 13, 2017 Eagleford Gas 8, LLC (“Buyer”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with Modern Exploration, Inc. (“Seller”) whereby the Buyer obtained an undivided 33.5% working interest / 26.8% net revenue interest of Seller’s interest in six producing wells and each well’s respective oil and gas leases located in southern Gonzales County, Texas.  The total purchase price paid by Buyer was approximately $7,600,000.  Closing occurred on April 3, 2017, with the effective date of the acquisition being April 1, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an independent oil and natural gas company, focused on the development, production and acquisition of unconventional oil, natural gas liquids (“NGLs”) and natural gas properties in the Eagle Ford Shale in Texas, where we have accumulated approximately 43,246 gross (36,069 net) acres in what we believe to be the formation’s crude oil and condensate windows, as of March 31, 2017. As of March 31, 2017, we also held approximately 44,084 gross (28,655 net) acres in the West Poplar area in Roosevelt County, Montana, where we are currently conducting resource evaluation. We operate in one industry segment, which is the exploration, development and production of oil, NGLs and natural gas. Our current operational activities and consolidated revenues are generated from markets exclusively in the United States, and, as of March 31, 2017, we had no long lived assets located outside the United States.

First Quarter 2017 Operational Summary

Having lowered long-term debt by more than $100 million from its peak of $319.5 million, the Company jumpstarted its production, bringing online 5 gross/4.9 net wells in the first quarter of 2017.  Sequentially, Lonestar reported a 15% increase in net oil and gas production, increasing production to 5,266 Boe/d during the three months ended March 31, 2017 compared to 4,560 Boe/d during the three months ended December 31, 2016.   In the first quarter of 2017, 79% of the Company’s production was crude oil and NGLs.

Recent Developments Regarding Lonestar Properties

Eagle Ford Shale Trend - Western Region

Asherton

In Dimmit County, no new wells were completed during the three months ended March 31, 2017.  The Asherton leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2017.

Beall Ranch

In Dimmit County, no new wells were completed during the three months ended March 31, 2017.  The Beall Ranch leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2017.

Burns Ranch Area

Lonestar holds 4,830 gross / 4,013 net acres in the Burns Ranch.  Lonestar has drilled 6 extended reach laterals in Burns Ranch, and has 20 gross/18.4 net laterals remaining in its inventory which average 8,200 lateral feet.  On January 5, 2017, Lonestar completed fracture stimulation operations on the Burns Ranch Eagle Ford #8H, #9H and #10H wells with lateral lengths of approximately 9,620, 9,440 and 8,460 feet, respectively.  Lonestar utilized BroadBand diverters on the #8H, #9H and #10H, which allowed Lonestar to set stage spacing at 300 foot increments, compared to 250-foot spacing on previous wells at Burns Ranch, reducing the number of fracture stages and associated costs while achieving a designed proppant concentration of up to 2,000 pounds per foot in two of these wells, the highest in the Company’s history.

Lonestar is pleased to report continued excellent performance out of its three new wells drilled at Burns Ranch.  Lonestar is highly focused on maintaining lower Gas-Oil-Ratios (“GOR”) in our Generation 5 wells, as we believe that the rapid increase in GOR that we experienced in our Generation 3 wells impaired oil EUR’s. As a result, we have been more stringent in our choke management techniques on our Generation 4 and Generation 5 wells.  Lonestar is encouraged with the results of our Generation 5 wells thus far. At 45% pressure drawdown, our Generation 3 wells had recovered 28,250 barrels of oil.  By contrast, our Generation 5 wells have achieved over 50,000 barrels of oil recovery with 45% pressure drawdown, an improvement of 79%.  We believe this improvement to date is the result of the increased effectiveness of the Generation 5 well completions in contacting additional reservoir rock volume that allows for a more complex fracture volume in the same fracture half-length, resulting in better fracture and drainage efficiency.

Horned Frog

In southern La Salle County, no new wells were completed during the three months ended March 31, 2017.  Lonestar continues to expand its leasehold position in the Horned Frog area, having closed during the three months ended March 31, 2017 on previously announced transactions to consummate primary term lease acquisitions and a farm-in which expanded Lonestar’s leasehold position in the Horned Frog area by 1,426 gross / 657 net acres, for a total cost of $0.3 million. In addition, as of March 31, 2017 Lonestar commercially agreed to lease terms on an additional 414 net acres for $0.6 million within the same lease block that is anticipated to close in the second quarter of 2017. With these additions, Lonestar’s total position in the Horned Frog area will be at 5,828 gross / 4,642 net acres.  Our leasehold provides Lonestar with an inventory of a minimum of 24 extended reach laterals with lateral lengths 7,400 to 10,000 feet.  Lonestar currently plans to drill two wells in the Horned Frog in the second half of 2017.

Eagle Ford Shale Trend - Central Region

Southern Gonzales County

After acquiring an additional 526 net acres contiguous to our Cyclone leasehold at a cost of $0.7 million during the first quarter of 2017, Lonestar had a total of 3,064 gross / 2,860 net acres on its Cyclone property as of March 31, 2017, which can accommodate a total 33 laterals with average lateral lengths exceeding 8,100 feet.  The Company plans to drill 4 extended reach laterals at Cyclone in the second quarter of 2017.  The Cyclone #4H has reached total depth of 19,136 feet, has been logged and cased.  The Cyclone #5H has reached total depth of 19,100 feet and is undergoing completion operations.  Fracture stimulation operations on the Cyclone #4H and #5H are scheduled to commence on May 29, 2017, with flowback operations anticipated in the late second quarter of 2017.  Lonestar has an 86.5% working interest (“WI”) in these wells.  Following completion of the Cyclone #5H, Lonestar plans to mobilize the rig to drill the Cyclone #26H and #27H, with planned total depths of 18,000 feet and anticipated perforated intervals of 9,000 feet.  Lonestar has a 100% WI in these wells. None of these locations had Proved reserves assigned to them as of December 31, 2016.

Pirate

In southwest Wilson County, Lonestar took advantage of an open frac slot with its vendor and improved crude oil pricing, and elected to complete the Pirate #M1H and Pirate #N1H wells, which were previously drilled-uncompleted (“DUC’s”). The wells were completed with an average perforated interval of 7,101 feet.  Lonestar holds a 100% WI / 76.4% net revenue interest (“NRI”) in these wells.  The wells were fracture-stimulated with an average proppant concentration of 1,450 pounds per foot over 23 stages per well, utilizing BroadBand diverters, which allowed us to fracture on 300-foot stage spacing.  The Pirate #M1H tested 311 bbl/d and 120 Mcf/d, or 331 Boe/d on a 28/64” choke.  The Pirate #N1H tested 482 bbl/d and 215 Mcf/d, or 518 Boe/d on a 24/64”.  After being place on jet pump,  the 25 days of production leading up to May 11, 2017, the two wells averaged 394 bbl/d and 210 Mcf/d, or 429 Boe/d.

Eagle Ford Shale Trend - Eastern Region

Brazos & Robertson Counties

In February, 2017, Lonestar took advantage of an open frac slot with its vendor and improved crude oil pricing, and elected to complete drilling operations on the Wildcat B# 1H well in Brazos County, Texas and cased the well to a total depth of 19,800 feet.  Lonestar owns a 50% working interest in the Wildcat #B1H well.  The well has been fracture stimulated with a total of 16,556,700 lbs of proppant over a perforated interval of 8,166 feet (2,028 pounds per foot) in 41 stages.  On May 9, 2017, Lonestar commenced flowback operations on the Wildcat B#1H well.  The well has been placed in preliminary flowback operations as Lonestar is awaiting the results of PVT analysis to determine optimum production methodology.  The Wildcat B1H is currently flowing back on an 18/64” choke, and with 1.8% of its load recovered, current wellhead production rates are 1,119 BOE per day with a flowing tubing pressure of 4,000 psi, consisting of 648 barrels of oil per day and 2,824 Mcf of natural gas per day, with crude oil gravity averaging 48.8o API and BTU content of 1,332 for the gas stream.  After gas processing, current rates equate to sales volumes of 1,475 BOE per day, consisting of 648 barrels of oil per day (45%), 510 barrels of natural gas liquids (34%) and 1,881 Mcf per day of natural gas (21%).  While preliminary, the results of the Wildcat B1H are encouraging, as Lonestar has a sizable leasehold position in the Wildcat Area, and notably, has not booked any Proved reserves to the area.  Lonestar has 9,555 gross / 6,420 net acres in the Wildcat area, which holds 38 extended-reach drilling locations, based on 800-foot spacing.

Operating Results

The following discussion relates to our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the notes thereto. Comparative results of operations for the period indicated are discussed below.

Results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Net Production

	For the three months ended March 31,
	2017	2016	% Change
Crude Oil (Bbls/d):
Eagle Ford Shale	3,250	3,066	6%
Conventional	0	348	-100%
Total Crude Oil	3,250	3,414	-5%
Natural Gas Liquids (Bbls/d):
Eagle Ford Shale	927	1,391	-33%
Conventional	0	13	-100%
Total NGLs	927	1,404	-34%
Natural Gas (Mcf/d):
Eagle Ford Shale	6,528	8,987	-27%
Conventional	0	1,424	-100%
Total Natural Gas	6,528	10,411	-37%
Oil Equivalent (Boe/d):
Eagle Ford Shale	5,266	5,954	-12%
Conventional	0	599	-100%
Total Oil Equivalent	5,266	6,553	-20%

Production volumes during the three months ended March 31, 2017 were 5,266 Boe/d, a decrease of 20% from 6,553 Boe/d during the three months ended March 31, 2016. The decrease in our average daily production is primarily the result of two principal factors. First, the Company sold virtually all of its Conventional assets in the second half of 2016, which had contributed 599 Boe/d for the three months ended March 31, 2016.  Second, the Company did not place any new Eagle Ford Shale wells onstream in the second half of 2016, which led to natural production declines.

The Company has reinstated its Eagle Ford Shale drilling and completion program, and placed 5.0 gross / 4.9 net wells onstream over the course of the three months ended March 31, 2017. Sequentially, Lonestar reported a 15% increase in net oil and gas production, increasing production to 5,266 Boe/d during the three months ended March 31, 2017 compared to 4,560 Boe/d during the three months ended December 31, 2016. For the three months ended March 31, 2017, approximately 62% of our production was crude oil, 17% was NGLs and 21% was natural gas.

•

Net production from our Eagle Ford Shale assets averaged approximately 5,266 Boe/d in the three months ended March 31, 2017, a 12% decrease over the approximate 5,954 Boe/d in the three months ended March 31, 2016. Approximately 79% of our Eagle Ford production in the three months ended March 31, 2017 was liquid hydrocarbons. Sequentially, Lonestar reported a 16% increase in net oil and gas production in its Eagle Ford Shale assets, increasing production to 5,266 Boe/d during the three months ended March 31, 2017 compared to 4,556 Boe/d during the three months ended December 31, 2016.Net production from our Conventional properties was 0 Boe/d in the three months ended March 31,

2017 compared to 599 Boe/d in the three months ended March 31, 2016 due to the divestiture of our Conventional assets in the second half of 2016.

Average Sales Price

	For the three months ended March 31,
	2017	2016	% Change
Crude Oil ($/Bbls):
Eagle Ford Shale	$49.53	$28.88	72%
Conventional	—	28.21	-100%
Total Crude Oil	$49.53	$28.81	72%
Natural Gas Liquids ($/Bbls):
Eagle Ford Shale	$20.02	$4.89	309%
Conventional	—	5.95	-100%
Total NGLs	$20.02	$4.90	309%
Natural Gas ($/Mcf):
Eagle Ford Shale	$2.48	$1.70	46%
Conventional	—	1.78	-100%
Total Natural Gas	$2.48	$1.71	45%
Oil Equivalent ($/Boe):
Eagle Ford Shale	$37.18	$18.58	100%
Conventional	—	20.77	-100%
Total Oil Equivalent, excluding the effect from hedging	$37.18	$18.78	98%
Total Oil Equivalent, including the effect from hedging	$38.04	$35.79	6%

The average wellhead price for our production in the three months ended March 31, 2017 was $37.18 per Boe, a 98% increase compared to the average price in the comparable period in 2016. Reported wellhead realizations were driven higher by significant increases in both the crude oil and natural gas benchmark prices between the periods, as well as improvements in differentials to those benchmarks which we were successful in negotiating with our hydrocarbon purchasers.  In addition to the significant increases in benchmark prices, our crude oil hedge positions added $1.39 per barrel of oil sold or $0.86 per barrel of oil equivalent. By comparison, during the three months ended March 31, 2016, our crude oil hedge positions added $32.66 per barrel of oil sold, $17.01 per barrel of oil equivalent.

•

The average wellhead price for our Eagle Ford Shale production in the three months ended March 31, 2017 was $37.18 per Boe, which was 100% higher than the average price in the comparable period in 2016 due to the significant increase in the crude oil and natural gas benchmarks.

•	The average wellhead price for our Conventional properties in the three months ended March 31, 2017 was $0.00 per Boe, due to the divestiture of our Conventional assets in the second half of 2016.

Revenues

	For the three months ended March 31,
($ in thousands)	2017	2016	% Change
Oil Revenues:
Eagle Ford Shale	$14,489	$8,057	80%
Conventional	—	894	-100%
Total Oil Revenues	$14,489	$8,951	62%
NGLs Revenues:
Eagle Ford Shale	$1,671	$617	171%
Conventional	—	7	-100%
Total NGLs Revenues	$1,671	$624	168%
Natural Gas Revenues:
Eagle Ford Shale	$1,456	$1,392	5%
Conventional	—	230	-100%
Total Natural Gas Revenues	$1,456	$1,622	-10%
Total Wellhead Revenues:
Eagle Ford Shale	$17,616	$10,066	75%
Conventional	—	1,131	-100%
Total Wellhead Revenues	$17,616	$11,197	57%

Wellhead revenues in the three months ended March 31, 2017 were $17.6 million, a 57% increase from $11.2 million from the comparable period in 2016. These increases in revenue were a result of a significant increase in benchmark prices. We also realized favorable crude oil hedge cash settlements, which added $0.4 million in gains on commodity derivatives for the three months ended March 31, 2017.

•

Wellhead revenues for our Eagle Ford Shale assets in the three months ended March 31, 2017 were $17.6 million, a 75% increase from the comparable period in 2016 as a result of a 100% increase in wellhead price realizations, partially offset by a 12% decrease in production in the three months ended March 31, 2017.

•

Wellhead revenues for our Conventional properties in the three months ended March 31, 2017 were $0.0 million, compared to $1.1 million, due to the divestiture of our Conventional assets in the second half of 2016.

Costs and Expenses

The table below presents a detail of costs and expenses for the periods indicated.

	For the three months ended March 31,
(In thousands, except expense per BOE)	2017	2016	% Change
Operating Expenses:
Lease operating and gas gathering	$2,956	4,360	-32%
Production, ad valorem, and severance taxes	1,037	916	13%
Depreciation, depletion and amortization	12,142	15,195	-20%
General and administrative	2,492	2,773	-10%
Rig standby expense	—	313	—

Operating Expenses per BOE:
Lease operating and gas gathering	$6.24	$7.32	-15%
Production, ad valorem, and severance taxes	2.19	1.54	42%
Depreciation, depletion and amortization	25.62	25.48	1%
General and administrative	5.26	4.65	13%

Lease Operating and Gas Gathering Expenses

Lease operating expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for direct labor, water injection and disposal, utilities, materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production, ad valorem, or severance taxes.

Our lease operating expenses decreased $1.4 million (-32%) in the three months ended March 31, 2017 to $3.0 million from $4.4 million in the comparable period in 2016.  On a unit-of-production basis, our lease operating expenses decreased 15% from $7.32 per Boe in the three months ended March 31, 2016 to $6.24 per Boe in the three months ended March 31, 2017.

Sequentially, we reduced lease operating expenses by 15%, or $0.5 million to $4.0 million in the three months ended March 31, 2017 from $4.5 million in the three months ended December 31, 2016.  On a unit of production basis, our lease operating expenses decreased 25% sequentially to $6.24 per Boe in the three months ended March 31, 2017 from $8.37 per Boe in the three months ended December 31, 2016.

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

Our total production, severance and ad valorem taxes in the three months ended March 31, 2017 were $1.0 million, an increase of $0.1 million (13%) to $0.9 million from the comparable period in 2016 primarily due to the  57% increase in wellhead revenues.

Rig Standby Expense

The Company did not incur rig standby expense for the three months ended March 31, 2017, compared to $0.3 million in the three months ended March 31, 2016.

Depreciation, Depletion and Amortization (DD&A)

	For the three months ended March 31,
	2017	2016
	(In thousands)
DD&A of proved oil and gas properties	$11,962	$14,990
Depreciation of other property and equipment	160	149
Accretion of asset retirement obligations	20	56
Depreciation, Depletion and Amortization	$12,142	$15,195

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

DD&A in the three months ended March 31, 2017 was $12.1 million, a 20% decrease from $15.2 million from the comparable period in 2016 primarily due to a 20% decrease in net production. On a unit of production basis, DD&A increased 1% from $25.48 in the three months ended March 31, 2016 to $25.62 in the three months ended March 31, 2017.

Impairment of Oil and Gas Properties

During the three months ended March 31, 2017, the Company did not record any impairment charge, compared to an immaterial impairment charge of $23,000 during the three months ended March 31, 2016.

If pricing declines, the Company may have to record impairment of its oil and gas properties subsequent to March 31, 2017.

General and Administrative (G&A) Expenses

G&A expenses decreased 10% to $2.5 million in the three months ended March 31, 2017 from $2.8 million from the comparable period in 2016 due to $0.3 million of expenses associated to the re-domiciliation of the Company to the United States during 2016, which did not recur in 2017.

Interest Expense

Our interest expense in the three months ended March 31, 2017 was $5.0 million, a decrease of 18% from $6.1 million from the comparable period in 2016 due to a combination of the retirement of $68.2 million of 8.75% Senior Notes and reduced balances on our Senior Secured Credit Facility. On a unit of production basis, interest expense increased 3% from $10.27 in the three months ended March 31, 2016 to $10.62 in the three months ended March 31, 2017.

	For the three months ended March 31,
	2017	2016
	(In thousands)
Interest expense on 8.750% Senior Notes	$3,359	$4,813
Interest expense on Second Lien Notes	500	—
Interest expense on Senior Secured Credit Facility	580	759
Amortization of debt issuance cost, premiums, and discounts	586	543
Other interest expense	7	9
Interest expense, net	$5,032	$6,124

Gains (Losses) on Derivative Financial Instruments

In the three months ended March 31, 2017, we recognized a non-cash gain of $8.3 million on our commodity derivative contracts related to the change in mark-to-market value of our derivative contracts and a $0.4 million realized gain on settlement of our commodity derivative contracts during the quarter. Settlement of the crude oil hedge positions added $1.39 per barrel to crude oil price realization during the three months ended March 31, 2017.

Income Taxes

As a result of the net income before income tax of $4.7 million in the three months ended March 31, 2017 and net loss before income tax of $17.1 million in three months ended March 31, 2016, we recorded an income tax expense of $1.6 million in the 2017 period and an income tax benefit of $5.8 million in the 2016 period.

Net Income (Loss) Before Taxes

As a result of the $6.4 million (57%) increase in revenue caused by the increase in crude oil and natural gas benchmark prices, as well as an increase in gain on derivative of $7.0 million, we recorded a net income before income tax of $4.7 million in the three months ended March 31, 2017 compared to net loss before income tax of $17.1 million in the three months ended March 31, 2016.

Liquidity and Capital Resources

We expect that our primary sources of liquidity and capital resources will be cash flows generated by operating activities and borrowings under our $500,000,000 Senior Secured Credit Facility (the “Senior Secured Credit Facility”).

We have historically financed our acquisition and development activity through cash flows generated by operating activities, borrowings under our Senior Secured Credit Facility, and the issuance of bonds. As circumstances warrant, we may access the capital markets and issue equity or debt from time to time on an opportunistic basis in a continued effort to optimize our balance sheet and to fund our operations and capital expenditures in the future, dependent upon market conditions and available pricing. Such uses of proceeds may include repayment of our debt, development or acquisition of additional acreage, and general corporate purposes. There can be no assurance that future funding transactions will be available on favorable terms, or at all, and we therefore cannot guarantee the outcome of any such transactions.

At March 31, 2017, we had $3.9 million in cash and cash equivalents and approximately $62 million of additional availability under our Senior Secured Credit Facility.  We believe that our existing cash and cash equivalents, cash expected to be generated from operations and the availability of borrowing under our Senior Secured Credit Facility will be sufficient to meet our liquidity requirements, anticipated capital expenditures and payments due under our existing credit facility and notes outstanding for at least the next 12 months.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the three months ended March 31,
($ in thousands)	2017	2016
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$12,968	$17,715
Investing activities	(20,652)	(16,828)
Financing activities	5,500	(1,021)
Effect of exchange rate changes on cash and cash equivalents	—	1
Decrease in cash and cash equivalents	$(2,184)	$(133)

Net Cash Provided By Operating Activities

Net cash provided by operating activities decreased $4.7 million from $17.7 million in the three months ended March 31, 2016 to $13.0 million in the three months ended March 31, 2017. This decrease is primarily due to a $5.5 million decrease in net operating assets and liabilities, a $9.1 million dollar decrease in settlements of derivative financial instruments, a $7.0 million increase in non-cash gain on derivative financial instruments, and a decrease in DD&A of $3.0 million, offset by a $14.4 million increase in net income, and a $7.5 million increase in deferred taxes during the three months ended March 31, 2017.

Net Cash Used In Investing Activities

Net cash used in investing activities increased $3.8 million from $16.8 million in the three months ended March 31, 2016 to $20.7 million in the three months ended March 31, 2017. This increase is primarily due to (i) a $4.5 million increase in the development of oil and gas properties and (ii) a $0.5 million decrease in the acquisition of oil and gas properties.

Net Cash Provided By Financing Activities

Net cash provided by financing activities increased $6.5 million from $1.0 million used during the three months ended March 31, 2016 to $5.5 million provided in the three months ended March 31, 2017. The increase was due to increased borrowings of $2.0 million, cost to issue equity of $1.0 million, and decreased payments on bank borrowings of $5.5 million in the three months ended March 31, 2017.

Hedging

The following table provides a summary of our derivative contracts as of March 31, 2017:

Instrument	Total Volume	Settlement Period	Fixed Price
Oil – WTI Fixed Price Swap	82,500 Bbl	April – December 2017	$51.05
Oil – WTI Fixed Price Swap	55,000 Bbl	April – December 2017	50.60
Oil – WTI Fixed Price Swap	275,000 Bbl	April – December 2017	52.90
Oil – WTI Fixed Price Swap	137,500 Bbl	April – December 2017	56.00
Oil – WTI Fixed Price Swap	365,000 Bbl	January – December 2018	54.18
Oil – WTI Fixed Price Swap	182,500 Bbl	January – December 2018	55.65
Oil – WTI Fixed Price Swap	182,500 Bbl	January – December 2018	55.50
Natural Gas – Henry Hub NYMEX Fixed Price Swap	1,925,000 MMBtu	April – December 2017	3.36

Instrument	Total Volume	Settlement Period	Puts	Calls
Oil – 3 Way Collar	267,400 Bbl	April – December 2017	$ 40.00 / 60.00	$85.00
Oil – 2 Way Collar	182,500 Bbl	January – December 2018	50.00	59.45

The above derivative contracts aggregate to 817,400 barrels or 2,970 barrels of oil per day for the remainder of 2017 and 912,500 barrels or 2,500 barrels of oil per day for 2018. Our 2017 derivative contracts consist of 2,000 Bbls/day swaps at a volume weighted average price of $53.17 and three-way collars covering 970 Bbls/d, which provide an effective floor of $55.25 per Bbl with WTI prices between $40.00 per Bbl and $60.00 per Bbl, and also gives upside to $80.25 per Bbl. Our 2018 derivative contracts consist of 2,000 Bbls/day swaps at a volume weighted average price of $54.88 and two-way collars covering 500 Bbls/day with a price ceiling of $59.45.

The above natural gas derivative contract equates to 1,925,000 MMBtu or 7,000 MMBtu per day for 2017 at a fixed price of $3.36 per MMBtu.

Debt

As of March 31, 2017, we had an aggregate of $214.5 million of indebtedness, including $50.0 million drawn on our Senior Secured Credit Facility, $14.9 million ($17.0 million of principal less $2.1 million of unamortized discount) on our Second Lien Notes less debt issuance costs of $0.3 million, $151.8 million (less an unamortized discount of $1.5 million and debt issuance costs of  $0.8 million) on our 8.750% Senior Notes and $0.3 million of other long-term notes.

Senior Secured Credit Facility

As of March 31, 2017 LRAI had outstanding borrowings of approximately $50.0 million under the Senior Secured Credit Facility, which was subject to an average interest rate of approximately 4.12% and 2.75% during the three months ended March 31, 2017 and 2016, respectively. Additionally, the Senior Secured Credit Facility may be used for loans and, subject to a $2,500,000 sub-limit, letters of credit. LRAI has $300,000 of advances on the letter of credit as of March 31, 2017. The borrowing base under the Senior Secured Credit Facility can be redetermined up or down by the lenders based on, among other things, their evaluation of our oil and natural gas reserves. Effective as of May 19, 2016, the borrowing base was reduced to $120 million. Effective as of November 23, 2016, the borrowing base was reduced from $120 million to $112 million. Also, redeterminations are now scheduled semi-annually to occur during May and November of each year. The next borrowing base redetermination is scheduled for May 2017.

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

During 2016, LRAI issued $38.0 million in aggregate principal amount of Second Lien Notes and the Company issued Warrants to purchase 760,000 shares of its Class A voting common stock. The Company recorded an equity warrant liability of approximately $5.1 million which was the fair value amount at the date of issuance.  The warrants were adjusted to fair value at March 31, 2017 which resulted in an unrealized gain on warrants of approximately $2.3 million for the three months ended March 31, 2017. Proceeds from the Second Lien Notes issuance were used to repurchase approximately $68.2 million in aggregate principal amount of the 8.750% Senior Notes in privately negotiated open market repurchases with holders of such notes, and to pay related fees and expenses related to the foregoing. The repurchase amounts paid were approximately $36.2 million in cash. Net of related fees, such repurchases resulted in a gain on debt extinguishment of approximately $28.5 million.

In December 2016, LRAI repaid $21.0 million principal of the Second Lien Notes with proceeds from the 2016 Common Stock Offering.

Capital Expenditures

Historical capital expenditures

The table below summarizes our capital expenditures incurred for the three months ended March 31, 2017.  Future drilling in 2017 will be dictated by cash flow.

Three months ended
($ in thousands)	March 31, 2017
Acquisition of oil and gas properties	$1,563
Development of oil and gas properties	19,076
Purchases of other property and equipment	13
Total capital expenditures, net	$20,652

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that can affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We analyze our estimates and judgments, including those related to oil, NGLs and natural gas revenues, oil and natural gas properties, impairment of long-lived assets, fair value of derivative instruments, asset and retirement obligations and income taxes, and we base our estimates and judgments on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from our estimates. The policies of particular importance to the portrayal of our financial position and results of operations and that require the application of significant judgment or estimates by our management are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K as reported and filed with the SEC on March 23, 2017 (our “2016 10-K”). As of March 31, 2017, there were no significant changes to any of our critical accounting policies and estimates.

Cautionary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q statement contains forward-looking statements that are subject to a number of known and unknown risks, uncertainties, and other important factors, many of which are beyond our control. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, objectives, expectations and intentions reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, objectives, expectations or intentions will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Item 1A (Risk Factors), Item 8 (Financial Statements and Supplementary Data) and elsewhere in our 2016 10-K, and Part I (Financial Information), Item 1A (Risk Factors) and elsewhere in this Quarterly Report on Form 10-Q.

These important factors include risks related to:

•                                variations in the market demand for, and prices of, crude oil, NGLs and natural gas;

•                                lack of proved reserves;

•                                estimates of crude oil, NGLs and natural gas data;

•                                the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing to fund our operations;

•                                borrowing capacity under our credit facility;

•                                general economic and business conditions;

•                                failure to realize expected value creation from property acquisitions;

•                               uncertainties about our ability to find, develop or acquire additional oil and natural gas resources;

•                                uncertainties with regards to our drilling schedules;

•                                risks related to expiration of leases on our undeveloped leasehold assets;

•                                our dependence upon several significant customers for the sale of most of our crude oil, natural gas and NGL production;

•                                counterparty credit risks;

•                                competitive within the crude oil and natural gas industry;

•                                technology risks;

•                                risks related to the concentration of our operations;

•                                drilling results;

•                                potential financial losses or earnings reductions from our commodity price risk management programs;

•                                potential adoption of new governmental regulations;

•                                our ability to satisfy future cash obligations and environmental costs; and

•                                the other factors set forth under “Risk Factors” in Item 1A of Part I of our 2016 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks as of March 31, 2017 from those disclosed in our 2016 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A of Part I of “Risk Factors” in our 2016 10-K.  These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.  There have been no material changes to our risk factors affecting the Company since the filing of our 2016 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

LONESTAR RESOURCES US INC. (Registrant)

Date: May 15, 2017	By:	/s/ Frank D. Bracken, III
Frank D. Bracken, III
Chief Executive Officer

Date: May 15, 2017	By:	/s/ Douglas W. Banister
Douglas W. Banister
Chief Financial Officer

Exhibit Index

		Incorporated by Reference .
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Scheme Implementation Agreement, by and between Lonestar Resources US Inc. and Lonestar Resources Limited, executed on December 28, 2015	10-12B	001-37670	2.1	12/31/15
3.1	Certificate of Incorporation of Lonestar Resources US Inc.	10-12B	001-37670	3.1	12/31/15
3.2	Certificate of Amendment to the Certificate of Incorporation of Lonestar Resources US Inc.	10-K	001-37670	3.2	3/23/17
3.3	Amended and Restated Bylaws of Lonestar Resources US Inc.	8-K	001-37670	3.1	4/7/17
4.1	Registration Rights Agreement dated August 2, 2016 by and among Lonestar Resources US Inc., Leucadia National Corporation and Juneau Energy, LLC.	8-K	001-37670	4.1	8/3/16
4.2	Registration Rights Agreement, dated October 26, 2016 between Lonestar Resources US Inc. and EF Realisation Company Limited	8-K	001-37670	4.1	11/1/16
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith