Form 10-Q
period 2017-06-30
Lonestar Resources US Inc.
filed 2017-08-07
CIK 1661920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 2, 2017, the registrant had 21,822,015 shares of Class A voting common stock, par value $0.001 per share, outstanding.

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

Glossary of Certain Defined Terms

The terms defined in this section are used throughout this Quarterly Report on Form 10-Q:

Bbl – Barrel of oil.

Bbls/d –  Number of one stock tank barrel, or 42 U.S. gallons liquid volume, of oil or other liquid hydrocarbons per day.

Boe –  Barrels of oil equivalent, with 6,000 cubic feet of natural gas being equivalent to one barrel of oil.

Boe/d –  Barrels of oil equivalent per day.

EUR – Gross estimated ultimate recoveries for a single well.

Mcf –  Thousand cubic feet of natural gas.

Mcf/d –  Thousand cubic feet of natural gas per day.

MMBOE – Million barrels of oil equivalent, with 6,000 cubic feet of natural gas being equivalent to one barrel of oil.

MMBtu – One million British thermal units.

WTI – West Texas Intermediate crude oil, which is a light, sweet crude oil, characterized by an American Petroleum Institute gravity between 39 and 41 and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Lonestar Resources US Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$6,568	$6,068
Accounts receivable:
Oil, natural gas liquid and natural gas sales	6,054	4,680
Joint interest owners and other, net	1,648	867
Related parties	—	847
Derivative financial instruments	7,823	1,730
Prepaid expenses and other	5,445	2,631

Total current assets	27,538	16,823

Oil and gas properties, net, using the successful efforts method of accounting	545,489	439,228
Other property and equipment, net	2,608	1,421
Derivative financial instruments	2,681	—
Other noncurrent assets	3,963	1,561
Restricted certificates of deposit	76	76

Total assets	$582,355	$459,109

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Balance Sheets (continued)

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Liabilities and Stockholders’ Equity	(Unaudited)

Current liabilities
Accounts payable	$10,346	$14,894
Accounts payable – related parties	176	1,135
Oil, natural gas liquid and natural gas sales payable	6,153	3,568
Accrued liabilities	23,083	9,947
Accrued liabilities – related parties	472	224
Derivative financial instruments	120	2,985

Total current liabilities	40,350	32,753

Long-term debt	267,203	204,122
Long-term debt - related parties	—	3,400
Deferred tax liability	27,035	38,020
Other non-current liabilities	6,201	6,052
Equity warrant liability	577	1,565
Equity warrant liability - related parties	1,098	2,994
Asset retirement obligations	5,019	2,683
Derivative financial instruments	1,284	1,125

Total liabilities	348,767	292,714

Commitments and contingencies

Mezzanine equity
Series A-2 convertible participating preferred stock, $0.001 par value, 74,600 issued and outstanding at June 30, 2017 and 0 issued and outstanding at December 31, 2016	72,735	—

Stockholders’ equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 21,822,015 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	142,652	142,652
Class B non-voting common stock, $0.001 par value, 5,000 shares authorized, 2,500 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Series A-1 convertible participating preferred stock, $0.001 par value and Series B convertible participating preferred stock, $0.001 par value, 5,400 shares and 2,684,632 shares issued and outstanding at June 30, 2017, respectively, 0 and 0 issued and outstanding at December 31, 2016, respectively	3	—
Additional paid-in capital	102,107	87,260
Accumulated deficit	(83,909)	(63,517)

Total stockholders’ equity	160,853	166,395

Total liabilities and stockholders’ equity	$582,355	$459,109

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Statements of Operations & Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Oil sales	$15,090	$15,168	$29,580	$24,119
Natural gas sales	1,726	1,636	3,182	3,257
Natural gas liquid sales	1,319	999	2,989	1,623

Total revenues	18,135	17,803	35,751	28,999

Costs and expenses
Lease operating and gas gathering	3,521	4,398	6,477	8,758
Production, ad valorem, and severance taxes	1,077	1,223	2,114	2,139
Rig standby expense	—	1,584	—	1,897
Depletion, depreciation, and amortization	12,513	12,498	24,635	27,636
Accretion of asset retirement obligations	38	51	58	107
Loss (gain) on sale of oil and gas properties	205	(1,531)	348	(1,531)
Impairment of oil and gas properties	27,081	1,938	27,081	1,938
Stock-based compensation	461	95	639	191
General and administrative	3,139	2,858	5,642	5,631
Acquisition costs	2,726	—	2,726	—
Other (income) expense	(46)	819	(57)	1,047

Total costs and expenses	50,715	23,933	69,663	47,813

Loss from operations	(32,580)	(6,130)	(33,912)	(18,814)

Other income (expense)
Interest expense	(5,971)	(5,629)	(10,417)	(11,210)
Amortization of finance costs	(2,848)	(545)	(3,434)	(1,089)
Unrealized gain on warrants	614	—	2,884	—
Gain (loss) on derivative financial instruments	5,416	(6,785)	14,162	(5,069)

Total other income (expense), net	(2,789)	(12,959)	3,195	(17,368)

Loss before income taxes	(35,369)	(19,089)	(30,717)	(36,182)

Income tax benefit	12,208	6,245	10,621	12,040

Net loss	(23,161)	(12,844)	(20,096)	(24,142)

Preferred stock dividends	(296)	—	(296)	—

Net loss attributable to common stockholders	(23,457)	(12,844)	(20,392)	(24,142)
Earnings per share:
Basic	$(1.07)	$(1.71)	$(0.93)	$(3.21)
Diluted	$(1.07)	$(1.71)	$(0.93)	$(3.21)
Weighted Average Shares Outstanding - basic	21,822,015	7,522,025	21,822,015	7,522,025
Weighted Average Shares Outstanding - diluted	21,822,015	7,522,025	21,822,015	7,522,025
Comprehensive loss:
Net loss	$(23,161)	$(12,844)	$(20,096)	$(24,142)
Foreign currency translation adjustments	—	(17)	—	(16)
Comprehensive loss	$(23,161)	$(12,861)	$(20,096)	$(24,158)

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

							Accumulated
	Class A Voting		Series A-1 and Series B		Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2015	7,521,788	$142,638	—	$—	$10,270	$30,818	$(760)	$182,966

Sale of common stock, net of offering costs	13,800,000	14	—	—	71,803	—	—	71,817

Shares issued for asset acquisition	500,227	—	—	—	5,499	—	—	5,499

Stock-based compensation	—	—	—	—	448	—	—	448

Foreign currency translation	—	—	—	—	(760)	—	760	—

Net loss	—	—	—	—	—	(94,335)	—	(94,335)

Balance at December 31, 2016	21,822,015	$142,652	—	$—	$87,260	$(63,517)	$—	$166,395

Shares issued for asset acquisitions	—	—	2,690,032	3	14,357	—	—	14,360

Dividends on Series A-1 and Series A-2 Preferred stock	—	—	—	—	—	(296)	—	(296)

Stock-based compensation	—	—	—	—	490	—	—	490

Net loss	—	—	—	—	—	(20,096)	—	(20,096)

Balance at June 30, 2017	21,822,015	$142,652	2,690,032	$3	$102,107	$(83,909)	$—	$160,853

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(20,096)	$(24,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of oil and gas properties	—	(919)
Accretion of asset retirement obligations	58	107
Depreciation, depletion, and amortization	24,635	27,636
Stock-based compensation	639	191
Deferred taxes	(10,985)	(12,129)
(Gain) losses on derivative financial instruments	(14,162)	5,069
Settlements of derivative financial instruments	2,682	18,300
Impairment of oil and gas properties	27,081	1,938
Non-cash interest expense	3,434	550
Unrealized gain on warrants	(2,884)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,308)	(818)
Prepaid expenses and other assets	(3,010)	229
Accounts payable and accrued expenses	11,028	(8,479)
Net cash provided by operating activities	17,112	7,533

Investing activities
Acquisition of oil and gas properties	(108,179)	(2,717)
Development of oil and gas properties	(37,750)	(19,003)
Proceeds from sales of oil and gas properties	—	2,720
Purchases of other property and equipment	(1,522)	(177)
Net cash used in investing activities	(147,451)	(19,177)

Financing activities
Proceeds from borrowings and related party borrowings	76,079	23,500
Payments on borrowings and related party borrowings	(19,500)	(11,000)
Proceeds from sale of preferred stock	77,800	—
Cost to issue equity	(1,000)	(15)
Payments of debt issuance costs	(2,537)	—
Changes in other notes payable	(3)	—
Net cash provided by financing activities	130,839	12,485

Effect of exchange rate changes on cash and cash equivalents	—	(16)

Increase in cash and cash equivalents	500	825
Cash and cash equivalents, beginning of the period	6,068	4,322
Cash and cash equivalents, end of the period	$6,568	$5,147

Supplemental information:
Net cash used by operating activities:
Cash paid for taxes	$2,240	$—
Cash paid for interest expense	10,674	11,082
Non-cash investing and financing activities:
Preferred stock issued for asset acquisition	$10,795	$—
Cost to issue equity included in accounts payable	1,500	—

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

Lonestar Resources America, Inc. (“LRAI”) is a Delaware registered U.S. holding company formed on January 31, 2013, which is engaged in the exploration, development, production, acquisition, and sale of oil, natural gas liquid (“NGL”) and natural gas primarily in the Eagle Ford Shale Play in South Texas, through its wholly owned subsidiary, Lonestar Resources, Inc. Its executive offices are located in Fort Worth, Texas. LRAI was a wholly owned subsidiary of the Predecessor, prior to the reorganization described above.  The majority of the activities of the Predecessor were carried out through LRAI. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Lonestar,” “we,” “us,” “our,” and “the Company” refer to (i) Lonestar Resources Limited and its subsidiaries prior to the Reorganization and (ii) Lonestar Resources US Inc. and its subsidiaries upon completion of the Reorganization, as applicable.

Basis of Presentation

The accompanying interim consolidated financial statements have not been audited by independent public accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations.  Any and all adjustments are of a normal and recurring nature.  Although management believes the unaudited interim-related disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The results of operations and the cash flows for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" in order to clarify the definition of a business as it relates to whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years and early adoption is permitted under certain circumstances. The Company adopted ASU 2017-01 effective January 1, 2017.

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

In May 2014, August 2015 and May 2016, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, ASU No. 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”, ASU No. 2016-12, “Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients”, and ASU No. 2016-20, “Revenue from Contracts with Customers, Technical Corrections and Improvements”, respectively, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning after December 15, 2017 with early adoption permitted on January 1, 2017 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. As we are in the process of evaluating the impact of the standard, we have not yet quantified the impact of adoption or determined the method of adoption. During 2017, we will perform the remainder of our implementation process, which will include quantification of impact, selection of adoption method and development of policies. The Company plans to adopt this guidance in the first quarter of 2018.

3. Acquisitions and Divestitures

On March 13, 2017 Eagleford Gas 8, LLC (“Buyer”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with Modern Exploration, Inc. (“Seller”) whereby the Buyer obtained an undivided 33.5% working interest / 26.8% net revenue interest of Seller’s interest in six producing wells and each well’s respective oil and gas leases located in southern Gonzales County, Texas.  The total purchase price paid by Buyer was approximately $7,600,000.  Closing occurred on April 3, 2017, with the effective date of the acquisition being April 1, 2017. Pro forma financial information is not presented for this acquisition as it is not considered material to the Company.

On June 15, 2017, the Company closed an acquisition with Battlecat Oil & Gas, LLC (“Battlecat”) whereby the Company acquired oil and gas properties in the Eagle Ford Shale play in DeWitt, Gonzales and Karnes County, Texas (the “Battlecat Acquisition”).  These assets are expected to significantly expand our asset base and drilling locations.  The total purchase consideration of approximately $59.8 million consisted of $55.0 million in cash and 1,184,632 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”) at a value of approximately $4.8 million. Allocation of the purchase consideration was as follows:  $56.3 million to proved reserves; $2.9 million to unproved reserves and $0.6 million to unevaluated acreage and other assets.  Additionally, the Company recorded an asset retirement obligation of approximately $0.2 million, resulting in fair value of net assets acquired of approximately $59.6 million.  The Company accounted for the acquisition as a business combination under ASC Topic 805.  Acquisition related costs of approximately $1.5 million were charged to Acquisition Costs in the Consolidated Statements of Operations & Comprehensive Income (Loss).  The effective date of the acquisition was April 1, 2017.

On June 15, 2017, the Company closed an acquisition with SN Marquis LLC (a subsidiary of Sanchez Energy Corporation) (“Marquis”) whereby the Company acquired oil and gas properties in the Eagle Ford Shale play in Fayette, Gonzales and Lavaca County, Texas (the “Marquis Acquisition”).  These assets are expected to significantly expand our asset base and production.  The total purchase consideration of approximately $50.0 million consisted of $44.0 million in cash and 1,500,000 shares of Series B Preferred Stock at a value of approximately $6.0 million. Allocation of the purchase price was as follows:  $48.0 million to proved reserves; $0.6 to unproved reserves and $1.4 million to land, building and other assets.  Additionally, the Company recorded an asset retirement obligation of approximately $1.9 million, resulting in fair value of net assets acquired of approximately $48.1 million.  The Company accounted for the acquisition as a business combination under ASC Topic 805.  Acquisition related costs of approximately $1.2 million were charged to Acquisition Costs in the Consolidated Statements of Operations & Comprehensive Income (Loss).  The effective date of the acquisition was January 1, 2017.

Pro Forma Operating Results

The following unaudited pro forma combined financial information for the three and six months ended June 30, 2017 and 2016 is based on the historical consolidated financial statements of the Company adjusted to reflect as if the Battlecat Acquisition and the Marquis Acquisition had closed and related financing had occurred on January 1, 2016.  The unaudited pro forma combined financial information includes adjustments primarily for revenues and expenses for the acquired properties, depreciation, depletion, amortization and accretion, and interest expense.  The unaudited pro forma combined financial statements give effect to the events set forth below:

•

The issuance of 5,400 shares of Series A-1 Preferred Stock and 74,600 shares of Series A-2 Preferred Stock (each as defined below) to Chambers Energy Capital III, LP (“Chambers”) for $80 million to finance a portion of the Battlecat Acquisition and the Marquis Acquisition, at an initial conversion price of $6.00 per share, subject to certain adjustments.

•	The borrowing of approximately $24 million on our Senior Secured Credit Facility to finance a portion of the Battlecat Acquisition and the Marquis Acquisition.
•	The issuance of 1,500,000 shares of the Company’s Series B Preferred Stock to SN UR Holdings, LLC (a subsidiary of Sanchez Energy Corporation).
•	The issuance of 1,184,632 shares of the Company’s Series B Preferred Stock to Battlecat Oil & Gas, LLC.

	Three months ended June 30, 2017
	Lonestar	Marquis	Battlecat	Pro Forma Adjustments	Pro Forma Lonestar
Revenues	$18,135	$5,373	$779	$—	$24,287
Net income (loss) attributable to common stockholders	(23,457)	3,472	240	5,552	(14,193)
Net income (loss) per common share, basic and diluted	(1.07)	—	—	—	(0.65)

	Three months ended June 30, 2016
	Lonestar	Marquis	Battlecat	Pro Forma Adjustments	Pro Forma Lonestar
Revenues	$17,803	$8,149	$961	$—	$26,913
Net income (loss) attributable to common stockholders	(12,844)	4,596	648	(5,194)	(12,794)
Net income (loss) per common share, basic and diluted	(1.71)	—	—	—	(1.70)

	Six months ended June 30, 2017
	Lonestar	Marquis	Battlecat	Pro Forma Adjustments	Pro Forma Lonestar
Revenues	$35,751	$11,983	$1,802	$—	$49,536
Net income (loss) attributable to common stockholders	(20,392)	7,688	603	922	(11,179)
Net income (loss) per common share, basic and diluted	(0.93)	—	—	—	(0.51)

	Six months ended June 30, 2016
	Lonestar	Marquis	Battlecat	Pro Forma Adjustments	Pro Forma Lonestar
Revenues	$28,999	$14,917	$1,829	$—	$45,745
Net income (loss) attributable to common stockholders	(24,142)	7,902	1,101	(10,427)	(25,566)
Net income (loss) per common share, basic and diluted	(3.21)	—	—	—	(3.40)

Pro forma adjustments to net income (loss) attributable to common stockholders consists of depreciation, depletion, amortization and accretion calculations, additional interest expense, adjustments for income tax (expense) benefit, and dividends on preferred stock issued to complete the acquisitions.  The effect on net income (loss) per common share, basic and diluted, is a result of adjustments to Lonestar revenue and net income (loss) for revenue and expenses for acquired properties as well as the pro forma adjustments to arrive at pro forma Lonestar net income (loss) attributable to common stockholders.

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

Inherent in the Company’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company.  At June 30, 2017, the Company had no open physical delivery obligations.

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

As of June 30, 2017, the following derivative transactions were outstanding:

Instrument	Total Volume	Settlement Period	Fixed Price
Oil – WTI Fixed Price Swap	55,200 Bbl	July – December 2017	$51.05
Oil – WTI Fixed Price Swap	36,800 Bbl	July – December 2017	50.60
Oil – WTI Fixed Price Swap	184,000 Bbl	July – December 2017	52.90
Oil – WTI Fixed Price Swap	92,000 Bbl	July – December 2017	56.00
Oil – WTI Fixed Price Swap	365,000 Bbl	January – December 2018	54.18
Oil – WTI Fixed Price Swap	182,500 Bbl	January – December 2018	55.65
Oil – WTI Fixed Price Swap	182,500 Bbl	January – December 2018	55.50
Oil – WTI Fixed Price Swap	292,000 Bbl	January – December 2018	47.10
Oil – WTI Fixed Price Swap	560,700 Bbl	January – December 2019	48.04
Oil – WTI Fixed Price Swap	203,600 Bbl	January – June 2020	48.90
Natural Gas – Henry Hub NYMEX Fixed Price Swap	1,288,000 MMBtu	July – December 2017	—

Instrument	Total Volume	Settlement Period	Puts	Calls
Oil – 3 Way Collar	174,200 Bbl	July – December 2017	$ 40.00 / 60.00	$85.00
Oil – 2 Way Collar	182,500 Bbl	January – December 2018	50.00	59.45

The above derivative contracts aggregate to 542,200 barrels or 2,947 barrels of oil per day for the remainder of 2017, 1,204,500 barrels or 3,300 barrels of oil per day for 2018, 560,700 barrels or 1,536 barrels of oil per day for 2019 and 203,600 barrels or 1,119 barrels of oil per day for 2020. The above natural gas derivative contract equates to 1,288,000 MMBtu or 7,000 MMBtu per day for the remainder of 2017.  All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the consolidated statement of operations in gain or loss on derivative financial instruments.

As of June 30, 2017 and December 31, 2016, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions.  The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties.  None of the Company’s derivative instruments contain credit-risk related contingent features.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, for each fair value hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017 (Unaudited)	(In thousands)
Assets:
Commodity derivatives	$—	$10,504	$—	$10,504
Liabilities:
Commodity derivatives	—	(1,404)	—	(1,404)
Equity warrant liability	—	—	(577)	(577)
Equity warrant liability - related parties	—	—	(1,098)	(1,098)
Stock appreciation rights	—	—	(149)	(149)

Total	$—	$9,100	$(1,824)	$7,276

December 31, 2016	(In thousands)
Assets:
Commodity derivatives	$—	$1,730	$—	$1,730
Liabilities:
Commodity derivatives	—	(4,110)	—	(4,110)
Equity warrant liability	—	—	(1,565)	(1,565)
Equity warrant liability - related parties	—	—	(2,994)	(2,994)

Total	$—	$(2,380)	$(4,559)	$(6,939)

  Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2017, in thousands.

	Equity Warrant Liability	Stock Appreciation Rights	Total
	(Unaudited)
Balance at December 31, 2016	$(4,559)	$—	$(4,559)
Purchases, sales, issuances and settlements (net)	—	(72)	(72)
Realized gains/(losses)	—	—	—
Unrealized gains/(losses)	2,884	(77)	2,807
Balance at June 30, 2017	$(1,675)	$(149)	$(1,824)

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

The book values of cash and cash equivalents, receivables for oil, NGL and natural gas sales, joint interest billings, notes and other receivables and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company, except for bonds, which are recorded at amortized cost less debt issuance costs.  The fair value of the 8.750% Senior Notes (as defined in Note 9 below) approximates $145 million as of June 30, 2017, and the notes are considered a Level 3 liability, as they are based on market transactions that occur infrequently as well as internally generated inputs.

7. Oil and Gas Properties

A summary of oil and gas properties is as follows:

	June 30, 2017 (Unaudited)	December 31, 2016
	(In thousands)
Proved properties and equipment	$654,074	$538,695
Unproved properties	114,848	72,584
Less accumulated depreciation, depletion, amortization, and impairment	(223,433)	(172,051)
	$545,489	$439,228

During the three months ended June 30, 2017, the Company recorded an impairment charge of approximately $27.1 million relating to its West Poplar property in Roosevelt County, Montana.  Upon completion of the Company’s recent major acquisitions in the Eagle Ford Shale (the Marquis Acquisition and the Battlecat Acquisition), the Company expects to divert virtually all of its capital expenditures towards development of its 57,172 net acres in the Eagle Ford Shale.  In accordance with FASB ASC 932-360-35, whenever events or circumstances indicate that the carrying amount of oil and gas properties may not be recoverable, they must be tested for recoverability.  As a result of the West Poplar asset recoverability test, we have impaired the asset.

If pricing declines, the Company may have to record impairment of its Eagle Ford oil and gas properties subsequent to June 30, 2017.

8. Accrued Liabilities

The accrued liabilities consisted of the following:

	June 30, 2017 (Unaudited)	December 31, 2016
	(In thousands)
Bonus payable	$3,239	$2,155
Payroll payable	8	1
Accrued interest - 8.750% Senior Notes	2,961	2,924
Accrued interest - other	355	523
Accrued rent	237	298
Accrued well costs	11,121	3,366
Accrued severance, property and franchise taxes	936	431
Accrued professional fees	3,788	—
Other	438	249
	$23,083	$9,947

9. Long-Term Debt

The long-term debt consisted of the following:

	June 30, 2017 (Unaudited)	December 31, 2016
	(In thousands)
Senior Secured Credit Facility	$117,079	$43,500
Second Lien Notes	—	11,367
8.750% Senior Notes	151,848	151,848
Less unamortized discount on 8.750% Senior Notes	(1,329)	(1,708)
Less deferred financing costs on 8.750% Senior Notes	(662)	(851)
Less deferred financing costs on Second Lien Notes	—	(316)
Other	267	282
	$267,203	$204,122

Senior Secured Credit Facility

On July 28, 2015, LRAI closed on a Credit Agreement (as amended, supplemented or modified from time to time, the “Credit Agreement”) for a $500,000,000 Senior Secured Credit Facility (the “Senior Secured Credit Facility”) which had a borrowing base of $180,000,000 as of December 31, 2015 and a maturity date of October 16, 2018   Effective as of May 19, 2016, the borrowing base was reduced from $180,000,000 to $120,000,000.  Effective as of November 23, 2016, the borrowing base was reduced from $120,000,000 to $112,000,000.

The Senior Secured Credit Facility may be used for loans and, subject to a $2,500,000 sub-limit, letters of credit.  The Senior Secured Credit Facility provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base under the Senior Secured Credit Facility.

Borrowings under the Senior Secured Credit Facility, at LRAI’s election, bear interest at either: (i) an alternate base rate (“ABR”) equal to the higher of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% per annum, and (c) the adjusted LIBO rate of a three-month interest period on such day plus 1.0%; or (ii) the adjusted LIBO rate, which is the rate stated on Reuters screen LIBOR01 page, for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in clauses (i) and (ii) above, an applicable margin ranging from 0.75% to 1.75% for ABR loans and from 1.75% to 2.75% for adjusted LIBO rate loans (4.87% at June 30, 2017).

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

Effective as of July 27, 2016, LRAI, the several banks and other financial institutions party thereto (collectively, the “Consenting Lenders”) and Citibank, N.A., in its capacity as administrative agent for the lenders (the “Administrative Agent”) entered into the Third Amendment to Credit Agreement and Limited Waiver (the “Third Amendment”) to that certain Credit Agreement dated as of July 28, 2015, by and among LRAI, the Consenting Lenders (together with the other banks and financial institutions party thereto, the “Lenders”) and the Administrative Agent to (a) permit LRAI to incur the second lien obligations contemplated by the Securities Purchase Agreement with Leucadia National Corporation and others (as described below) and LRAI’s contemplated use of proceeds thereof, (b) increase the applicable margin for Eurodollar and ABR loans and letter of credit fees by 0.75% across all levels of the previously applicable pricing grid, (c) modify the fee payable on the actual daily unused amount of the aggregate commitments to a flat 0.50% across all levels of the pricing grid, (d) increase the minimum percentage of the value of LRAI’s oil and gas properties that must be mortgaged as collateral for the obligations under the Credit Agreement and the other loan documents from 80% to 90%, (e) modify the maximum leverage ratio thresholds from 4.0 to 1.0 to (i) 4.75 to 1.0 for the four quarterly periods ending June 30, 2016, (ii) 4.50 to 1.0 for the four quarterly periods ending September 30, 2016, (iii) 4.25 to 1.0 for the four quarterly periods ending December 31, 2016 and (iv) 4.00 to 1.0 for all periods thereafter, (f) prohibit distributions to the Predecessor for selling, general and administrative expenses after September 30, 2016 and (g) amend certain other provisions of the Credit Agreement as more specifically set forth in the Amendment.

In connection with closing the Marquis Acquisition and the Battlecat Acquisition, on June 15, 2017, LRAI entered into the Sixth Amendment and Joinder to Credit Agreement (the “Sixth Amendment”) to its Credit Agreement, dated as of July 28, 2015, among LRAI, the subsidiary guarantors party thereto, the several lenders party thereto and Citibank, N.A., in its capacity as administrative agent and as issuing bank. Pursuant to the Amendment, the Credit Agreement was amended to (i) increase the borrowing base from $112 million to $160 million until redetermined or adjusted in accordance with the Credit Agreement, (ii) modify the maximum leverage ratio threshold to be 4.0 to 1.0 for all periods, starting with the fiscal quarter ending September 30, 2017, and providing that EBITDAX (as defined in the Credit Agreement) shall be calculated at the end of each fiscal quarter using the results of the twelve-month period ending with that fiscal quarter end; provided, that EBITDAX shall be calculated (x) at the end of the fiscal quarter ending September 30, 2017 using an amount equal to the EBITDAX for such fiscal quarter, multiplied by four, (y) at the end of the fiscal quarter ending December 31, 2017 using an amount equal to the EBITDAX for the two fiscal quarter period ended on such date, multiplied by two and (z) at the end of the fiscal quarter ending March 31, 2018 using an amount equal to the EBITDAX for the three fiscal quarter period ended on such date, multiplied by four-thirds, (iii) permit LRAI to declare and pay dividends to the Company equal to the amount of any cash dividends declared and payable in accordance with the terms of the Company’s Certificate of Designations of Convertible Participating Preferred Stock, Series A-1, and Certificate of Designations of Convertible Participating Preferred Stock, Series A-2, subject to certain specified terms and conditions and (iv) amend certain other provisions of the Credit Agreement as more specifically set forth in the Sixth Amendment.

As of June 30, 2017 and December 31, 2016 (giving effect to the amended covenant ratio discussed above), LRAI was in compliance with all covenants including all financial ratios under the Senior Secured Credit Facility.  As of June 30, 2017 and December 31, 2016, $117,079,081 and $43,500,000 was borrowed, respectively, under the Senior Secured Credit Facility.  Borrowing base availability was $42,920,919 at June 30, 2017.

8.750% Senior Notes

On April 4, 2014, LRAI issued at par $220,000,000 of 8.750% Senior Unsecured Notes due April 15, 2019 (the “8.750% Senior Notes”) to U.S. based institutional investors.  During 2016, LRAI repurchased approximately $68.2 million in aggregate principal amount of the 8.750% Senior Notes leaving a remaining balance of approximately $151.8 million.

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

Debt Issuance Costs

The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. At June 30, 2017 and December 31, 2016, the Company had approximately $3,400,000 and $1,200,000, respectively, of debt issuance costs associated with issuance of the Senior Secured Credit Facility remaining that are being amortized over the lives of the respective debt which are recorded as other non-current assets in the consolidated balance sheets.

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

During 2016, LRAI issued $38.0 million in aggregate principal amount of Second Lien Notes and the Company issued the Warrants to purchase 760,000 shares of its Class A voting common stock. The Company recorded an equity warrant liability of approximately $5.1 million which was the fair value amount at the date of issuance.  The Warrants were adjusted to fair value at June 30, 2017 which resulted in an unrealized gain on the Warrants of approximately $2.9 million for the six months ended June 30, 2017. Proceeds from the Second Lien Notes issuance were used to repurchase approximately $68.2 million in aggregate principal amount of the 8.750% Senior Notes in privately negotiated open market repurchases with holders of such notes, and to pay related fees and expenses related to the foregoing. The repurchase amounts paid were approximately $36.2 million in cash. Net of related fees, such repurchases resulted in a gain on debt extinguishment of approximately $28.5 million.

In December 2016, LRAI repaid $21.0 million principal of the Second Lien Notes with proceeds from the offering of the Company’s Class A voting common stock that was completed on December 22, 2016 pursuant to a Registration Statement on Form S-1 (File No. 333-214265), which was declared effective on December 15, 2016 (the “2016 Common Stock Offering”).  In June 2017, LRAI repaid the remaining $17.0 million principal of the Second Lien Notes including an early payment premium of approximately $1.1 million with borrowings from the Company’s Senior Secured Credit Facility. The Company also recorded an approximate $2.0 million charge due to early recognition of the warrant discount associated with the payoff of the Second Lien Notes.

10.  Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001.  The Company’s preferred stock may be entitled to preference over the common stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of the winding-up of its affairs.  The authorized but unissued shares of the preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors of the Company (the “Board”).  The Board in their sole discretion shall have the power to determine the relative powers, preferences and rights of each series of preferred stock.

Series A & B Preferred Stock

On June 2, 2017 the Company reported entering into a securities purchase agreement (the “Original SPA”) with Chambers, pursuant to which the Company agreed to sell to Chambers, in a private placement under the Securities Act of 1933, as amended (the “Securities Act”), shares of the Company’s newly-created Series A-1 Convertible Participating Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”), and Series A-2 Convertible Participating Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock” and, together with the Series A-1 Preferred Stock, the “Series A Preferred Stock” and, collectively with the Series A-1 Preferred Stock and the Series B Preferred Stock, the “Preferred Stock”), for an aggregate purchase price of approximately $78 million.

On June 15, 2017, the Company entered into an amended and restated securities purchase agreement (the “A&R SPA”) with Chambers.  On the same day, the Company closed the transactions contemplated by the SPA (the “SPA Closing”) and issued to Chambers 5,400 shares of Series A-1 Preferred Stock and 74,600 shares of Series A-2 Preferred Stock. Pursuant to the terms of the SPA, the Company agreed to use commercially reasonable efforts to hold a stockholder meeting (the “Stockholder Meeting”) by no later than December 15, 2017 and to obtain at the meeting stockholder approval of the issuance of shares of the Company’s Class A voting common stock issuable upon conversion of all shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock (upon their conversion to shares of Series A-1 Preferred Stock) issued or issuable pursuant to the A&R SPA (the “Stockholder Approval”). After the SPA Closing and for so long as the Approved Holders (as defined in the A&R SPA) beneficially own at least 10% of the total number of outstanding shares of Class A voting common stock and Class B non-voting common stock (collectively, “Common Stock”) of the Company, on an as-converted basis, or at least 15% of the number of Series A Preferred Stock issued to Chambers at the SPA Closing, the Company cannot undertake certain actions without the prior consent of holders of a majority of all shares of Common Stock, on an as-converted basis, held by the Approved Holders.

Prior to June 15, 2020, Chambers and its affiliates are prohibited from directly or indirectly engaging in any short sales involving the Common Stock or securities convertible into, or exercisable or exchanged for, Common Stock. Without the prior written consent of the Board, the Approved Holders are subject to customary standstill restrictions until the earlier of (i) the two-year anniversary of the date the Approved Holders are no longer entitled to designate any director to the Board and (ii) the date the Company fails to fully declare and pay all accrued dividends on either series of the Series A Preferred Stock after there are no PIK Quarters (as defined below) remaining. In connection with the SPA Closing and the issuance of shares of Series A Preferred Stock, the Company entered into a registration rights agreement with Chambers (the “Chambers RRA”). Under the Chambers RRA, the Company has agreed to provide to Chambers certain customary demand and piggyback registration rights relating to Chambers’ ownership of Company stock. The Chambers RRA contains customary terms and conditions, including certain customary indemnification obligations.

Each of the Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series B Preferred Stock is a new class of equity security. Each series of Series A Preferred Stock ranks senior to Class A voting common stock with respect to dividend rights and rights upon the liquidation, winding-up or dissolution of the Company, and each series initially has a stated value of $1,000 per share (the “Stated Value”). Series B Preferred Stock ranks pari passu with Class A voting common stock with respect to dividend rights, but senior to Class A voting common stock with respect to rights upon the liquidation, winding-up or dissolution of the Company, with a par value of $0.001 per share. If the stockholder approval is obtained, each outstanding share of Series A-2 Preferred Stock will automatically convert into one share of Series A-1 Preferred Stock, subject to customary adjustments. No later than two business days following the holding of the Stockholder Meeting, each share of Series B Preferred Stock will automatically convert into one share of Class A voting common stock, whether or not the Stockholder Approval has been obtained.

Holders of Series A-1 Preferred Stock will be entitled to vote with holders of Class A voting common stock on an as-converted basis upon the consummation of the Stockholder Meeting, whether or not the Stockholder Approval is obtained. Holders of Series A-2 Preferred Stock are entitled to vote with the holders of Series A-1 Preferred Stock on all matters submitted for a vote of holders of Preferred Stock as a separate class, but in no event are entitled to vote with the holders of Class A voting common stock. Holders of Series B Preferred Stock have no voting rights, except as described below. Holders of any series of Preferred Stock are entitled to one vote per share on any matter on which holders of such applicable series are entitled to vote separately as a class. In addition, for so long as shares of a particular series of Preferred Stock are outstanding, the affirmative vote or consent of holders of at least a majority of the outstanding shares of such series, voting together as a separate class, is necessary for effecting any amendment or modification to the certificate of incorporation or the applicable Certificate of Designations that would materially and adversely affect the relative rights, preferences, privileges or voting power of such series.

Shares of Series A-1 Preferred Stock will be immediately convertible into shares of Class A voting common stock at the option of the holders of such Series A-1 Preferred Stock upon the consummation of the Stockholder Meeting, at a per share rate (the “Conversion Rate”) equal to the Stated Value of such share divided by six, subject to certain adjustments (the “Conversion Price”). Upon the consummation of the Stockholder Meeting, the Company will have the option to convert Series A-1 Preferred Stock to Class A voting common stock if the volume weighted average price of Class A voting common stock exceeds the following percentages of the Conversion Price for twenty out of thirty consecutive trading days: (i) 200%, if such mandatory conversion occurs prior to June 15, 2019, (ii) 175%, if such mandatory conversion occurs after June 15, 2019 but before June 15, 2020, and (iii) 150%, if such mandatory conversion occurs after June 15, 2020. If on June 15, 2024, the Stockholder Meeting has been consummated (no matter whether or not the Stockholder Approval has been obtained) and the trailing 20-day volume weighted average price of Class A voting common stock (the “Prevailing Price”) is equal to or greater than the Conversion Price then in effect, then each share of the Series A-1 Preferred Stock then outstanding will automatically convert to Class A voting common stock at the then applicable Conversion Rate. Notwithstanding anything to the contrary in the foregoing, in no event will in excess of 1,678,089 shares of Class A voting common stock be issued in connection with the conversion of Series A-1 Preferred Stock in advance of the Stockholder Approval, and such conversion will only occur to the extent it will not result in a violation of any applicable rules of The NASDAQ Stock Market LLC (provided, that the Company is to take commercially reasonable efforts to effect the issuance in compliance with such rules).

Holders of Series A Preferred Stock will be entitled to cumulative dividends payable quarterly initially at a rate of 9% per annum (the “Dividend Rate”) in cash and, for any 12 quarters (“PIK Quarters”), at the Company’s option, (i) in the form of additional shares of the respective series of Series A Preferred Stock at a per share price equal to $975 or (ii) by increasing Stated Value, in lieu of cash. After the 12 PIK Quarters, if the Company fails to fully declare and pay dividends in cash, then the Dividend Rate for Series A Preferred Stock will automatically increase by 5.0% per annum for the next succeeding dividend period and then an additional 1.0% for each successive dividend period, up to a maximum Dividend Rate of 20.0% per annum, until the Company pays dividends at such increased rate fully in cash for two consecutive quarters. Separately, if the Stockholder Approval has not been obtained by December 15, 2017, the Dividend Rate for Series A-2 Preferred Stock will automatically increase by 5% per annum for the dividend period ended on March 31, 2018 and by an additional 0.5% each quarter thereafter until the Stockholder Approval is obtained, up to a maximum Dividend Rate of 20.0% per annum. In addition to dividends rights described above, holders of all series of Preferred Stock will be entitled to receive dividends or distributions declared or paid on Class A voting common stock on an as-converted basis. If on June 15, 2024, the Prevailing Price is less than the Conversion Price then in effect, the Dividend Rate for Series A-1 Preferred Stock will automatically increase to 20.0% per annum, payable only in cash, unless automatically converted as described above. However, the Company, at its option, may instead elect to exchange each share of Series A-1 Preferred Stock for senior unsecured notes of the Company with a two-year maturity, a 9.0% per annum coupon payable semi-annually in cash, and governed by terms substantially similar to the Company’s most recent high yield indenture at that time. After June 15, 2020, the Company may redeem shares of Series A Preferred Stock in cash at a per share amount equal to (i) 110% of the Stated Value, if the redemption occurs prior to June 15, 2021, (ii) 105% of the Stated Value, if the redemption occurs prior to June 15, 2022, and (iii) 100% of the Stated Value, if the redemption occurs after June 15, 2022, in each case, plus any unpaid dividends. If the Stockholder Approval is not obtained on or prior to June 15, 2024, the Company must redeem all outstanding shares of Series A-2 Preferred Stock at the Stated Value then in effect on June 15, 2014. If at any time after June 15, 2024 the Company fails to fully declare and pay a quarterly dividend in cash on Series A-1 Preferred Stock, then the Company must redeem in cash all outstanding Series A-1 Preferred Stock at the Stated Value then in effect.

As of June 30, 2017, 5,400 shares of Series A-1 Preferred Stock and  2,684,632 shares of Series B Preferred Stock were issued and outstanding with zero issued and outstanding at December 31, 2016.  As of June 30, 2017, 74,600 shares of Series A-2 Preferred Stock were issued and outstanding with zero issued and outstanding at December 31, 2016.  The Series A-2 Preferred Stock is classified as Mezzanine Equity in the Consolidated Balance Sheets due to the mandatory redemption feature triggered by the failure to obtain requisite Stockholder Approval.  If requisite Stockholder Approval is obtained, the redemption feature would no longer be applicable, and the Series A-2 Preferred Stock will be reclassified to permanent equity at that time.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of $0.001 par value Class A voting common stock of which 21,822,015 were issued and outstanding as of June 30, 2017 and December 31, 2016.

The Company is authorized to issue up to 5,000 shares of $0.001 par value Class B non-voting common stock of which 2,500 shares were issued and outstanding as of June 30, 2017 and December 31, 2016.

11. Stock-Based Compensation

Stock Option Activity

For the six months ended June 30, 2017, no stock options were issued or exercised.  The following tables summarize certain information related to outstanding stock options under the Lonestar Resources Limited 2012 Employee Share Option Plan and the Lonestar Resources US Inc. 2016 Incentive Plan, which replaced the Lonestar Resources Limited 2012 Employee Share Option Plan following the Reorganization:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	191,750	$15.00	0.5
Options vested and exercisable at December 31, 2016	191,750	$15.00	0.5
Granted	—	—	—
Exercised	—	—	—
Canceled/Expired	(16,125)	—	—
Forfeited	(75,000)	20.00	—
Outstanding at June 30, 2017	100,625	$15.00	0.5
Options vested and exercisable at June 30, 2017	100,625	$15.00	0.5

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

	Shares	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	—	—
RSUs vested at December 31, 2016	—	—
Granted	612,000	3.0
Canceled/Expired	—	—
Forfeited	(10,000)	2.8
Outstanding at June 30, 2017	602,000	2.8
RSUs vested at June 30, 2017	—	—

	Shares	Weighted Average Fair Value per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding non-vested RSUs at December 31, 2016	—	$—	—
Granted	612,000	6.00	3.0
Vested	—	—	—
Forfeited	(10,000)	4.10	2.8
Outstanding non-vested RSUs at June 30, 2017	602,000	$4.10	2.8

Stock Appreciation Rights

In February 2017, the Company granted awards of stock appreciation rights (“SARs”) covering 700,000 shares to certain of its employees and its non-employee directors.  The awards vest over a three-year period as follows:  40% on the first anniversary of issuance and 30% on each of the second and third anniversaries of issuance, such that the SAR’s will be fully vested on the third anniversary of issuance.  The SARs will expire five-years after the date of issuance.  The exercise price of the SAR is the fair market value of the Company’s Class A voting common stock on the date of the grant.  The SAR entitles the holder to receive from the Company upon exercise of the exercisable portion of the SAR an amount determined by multiplying the excess of the fair market value of one share on the date of exercise over the exercise price per share by the number of shares with respect to which the SAR is exercised.  SARs will be paid in cash or common stock at holder’s election once the SAR is vested, with the provision that the Company possesses sufficient liquidity to allow for cash settlement of the SAR.  The SARs are being treated as a liability in the Consolidated Balance Sheets.

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	—	—	—
SARs vested and exercisable at December 31, 2016	—	—	—
Granted	700,000	$7.20	5.0
Exercised	—	—	—
Canceled/Expired	—	—	—
Forfeited	(10,000)	7.20	4.8
Outstanding at June 30, 2017	690,000	$7.20	4.8
SARs vested and exercisable at June 30, 2017	—	$—	—

	Shares	Weighted Average Fair Value per Share	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (in years)
Outstanding non-vested SARs at December 31, 2016	—	$—	$—	—
Granted	700,000	5.00	7.20	5.0
Vested	—	—	—	—
Forfeited	(10,000)	4.10	7.20	4.8
Outstanding non-vested SARs at June 30, 2017	690,000	$4.10	$7.20	4.8

Stock-Based Compensation Expense

For the three and six month periods ended June 30, 2017, the Company recorded stock-based compensation expenses of approximately $461,000 and $639,000, respectively, related to stock options, restricted stock units and stock appreciation rights.  As of June 30, 2017, the total unrecognized stock-based compensation cost was approximately $4,153,000, which will be recognized over the period from July 2017 through February 2020.

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

Potentially dilutive common shares outstanding consist of shares of Class A voting common stock issuable pursuant to stock options, SARs, and 760,000 equity warrants. These securities have no dilutive effect for the six months ended June 30, 2017 and 2016 as the Company reported losses from operations for the periods. The Series A and Series B Preferred Stock are participating securities as they contain rights to receive non-forfeitable dividends at the same rate as common stock. EPS is computed under the two-class method, which is a method of computing EPS when an entity has both common stock and participating securities. Under the two-class method, the income and distributions attributable to participating securities are excluded from the calculation of basic and diluted EPS and the participating securities are excluded from the weighted average shares outstanding. The dilutive effect of the participating securities was calculated under the treasury stock method and the two-class method. The EPS was more dilutive under the two-class method. As such, there is no difference in basic and diluted EPS.

The following table presents unaudited earnings per share of Lonestar Resources US Inc.

Unaudited Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss per share of Class A voting common stock:
Basic	$(1.07)	$(1.71)	$(0.93)	$(3.21)
Diluted	(1.07)	(1.71)	(0.93)	(3.21)

Weighted average Class A voting common stock outstanding:
Basic	21,822,015	7,522,025	21,822,015	7,522,025
Diluted	21,822,015	7,522,025	21,822,015	7,522,025

13. Related Party Activities

LEUCADIA

On August 2, 2016, Lonestar Resources America, Inc. (“LRAI”) and the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Juneau Energy, LLC (n/k/a JETX Energy, LLC), as initial purchaser (“Juneau”),Leucadia National Corporation (“Leucadia”), as guarantor of Juneau’s obligations, the other purchasers party thereto and Jefferies, LLC, in its capacity as the collateral agent for the purchasers, relating to the issuance and sale of (i) up to $49.9 million aggregate principal amount of LRAI’s 12% senior secured second lien notes due 2021 (“Second Lien Notes”) and (ii) five-year warrants to purchase up to an aggregate 998,000 shares of the Company’s Class A voting common stock at a price equal to $5.00 per share (the “Warrants”). During 2016, LRAI issued $25 million in aggregate principal amount of Second Lien Notes and the Company issued Warrants to purchase 500,000 shares of its Class A voting common stock to Juneau. In December 2016, LRAI repaid to Juneau $21 million principal of the Second Lien Notes with proceeds from the 2016 Common Stock Offering.

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

AMENDMENT OF REGISTRATION RIGHTS AGREEMENTS

In connection with the consummation of the Battlecat Acquisition, the Marquis Acquisition and the SPA Closing, on June 15, 2017, the Company entered into (i) a first amendment to the registration rights agreement (the “Leucadia RRA Amendment”) with Leucadia and JETX Energy, LLC (f/k/a Juneau Energy, LLC), which amends the registration rights agreement, dated as of August 2, 2016, by and among the same parties, and (ii) a first amendment to registration rights agreement (the “EF RRA Amendment” and, together with the Leucadia RRA Amendment, the “RRA Amendments”) with EF Realisation, which amends the registration rights agreement, dated as of October 26, 2016, by and between the same parties. The RRA Amendments set forth the relative priorities, with respect to demand and piggyback registration rights, among each applicable party thereto, Battlecat, Marquis and Chambers under their respective registration rights agreements with the Company.

OTHER RELATED PARTY TRANSACTIONS

Butterfly Flaps, Ltd, a company in which Dr. Christopher Rowland (a director of the Company) owns an interest, has performed consultancy work for the Company since 2013 covering various strategic, tax structuring and investor matters at a cost of approximately $25,000 per quarter.  The consulting arrangement terminated effective December 31, 2016.

New Tech Global Ventures, LLC, a company in which Daniel R. Lockwood (a director of the Company) owns a limited partnership interest, has provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $156,000 and $134,000 for the three months ended June 30, 2017 and 2016, respectively, and approximately $388,000 and $363,000 for the six months ended June 30, 2017 and 2016, respectively.

13. Subsequent Events

Rig Contract

The Company entered into a rig contract with a third party with an effective date of July 21, 2017 whereby the third party provides a drilling rig for a daily rate of $18,500.  The contract terminates on January 16, 2018. The early termination rate is equal to the daily drilling rate less $7,000 (or $11,500) times the number of days remaining on the contract term. Using the $11,500 early termination rate, the minimum remaining commitment per the terms of the agreement is approximately $2.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an independent oil and natural gas company, focused on the development, production and acquisition of unconventional oil, natural gas liquids (“NGLs”) and natural gas properties in the Eagle Ford Shale in Texas, where we have accumulated approximately 72,244 gross (57,172 net) acres in what we believe to be the formation’s crude oil and condensate windows, as of June 30, 2017. We operate in one industry segment, which is the exploration, development and production of oil, NGLs and natural gas. Our current operational activities and consolidated revenues are generated from markets exclusively in the United States, and, as of June 30, 2017, we had no long lived assets located outside the United States.

Second Quarter 2017 Operational Summary

On May 30, 2017, Lonestar announced that it entered into definitive agreements with unaffiliated parties to acquire oil and gas properties in the Eagle Ford Shale play for a total purchase price of approximately $116.6 million, consisting of $105 million in cash and approximately 2.7 million shares of Lonestar Series B Preferred Stock. Lonestar closed the acquisitions on June 15, 2017.  After closing adjustment, Lonestar paid total consideration of $99 million in cash and approximately 2.7 shares of Lonestar Series B Preferred Stock.  The properties, which are located in Karnes, Gonzales, DeWitt, Lavaca and Fayette Counties, Texas, have internally estimated proved reserves of approximately 25.4 million barrels of crude oil, 3.1 million barrels of natural gas liquids, and 17.5 billion cubic feet of natural gas, equating to 31.4 MMBOE, as of December 31, 2016. Based on the NYMEX Strip at December 31, 2016, these proved reserves had PV-101 of $260 million. Sequentially, Lonestar reported a 7% increase in net oil and gas production, increasing production to 5,635 Boe/d during the three months ended June 30, 2017 compared to 5,266 Boe/d during the three months ended March 31, 2017. For the three months ended June 30, 2017, approximately 63% of our production was crude oil, 18% was NGLs and 19% was natural gas.

During the three months ending June 30, 2017 Lonestar brought 1 gross / 0.5 net wells into production at its Wildcat Property in Brazos County. Additionally, the company drilled and completed 2 gross / 2 net wells at its Cyclone property in Gonzales County.

1 “PV-10 is the estimated present value of the future cash flows less future development and production costs from our proved reserves before income taxes discounted using a 10% discount rate. PV-10 is considered a non-GAAP financial measure because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows. We believe that the presentation of a pre-tax PV-10 value provides relevant and useful information because it is widely used by investors and analysts as a basis for comparing the relative size and value of our proved reserves to other oil and gas companies. Because many factors that are unique to each individual company may impact the amount and timing of future income taxes, the use of a pre-tax PV-10 value provides greater comparability when evaluating oil and gas companies. The PV-10 value is not a measure of financial or operating performance under U.S. GAAP, nor is it intended to represent the current market value of proved oil and gas reserves. The definition of PV-10 value as defined above may differ significantly from the definitions used by other companies to compute similar measures. As a result, the PV-10 value as defined may not be comparable to similar measures provided by other companies.”

Recent Developments Regarding Lonestar Properties

Eagle Ford Shale Trend - Western Region

Asherton

In  Dimmit County, no new wells were completed during the three months ended June 30, 2017.  The Asherton leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2017.

Beall Ranch

In Dimmit County, no new wells were completed during the three months ended June 30, 2017.  The Beall Ranch leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2017.

Burns Ranch Area

Lonestar has permitted the B1H and B2H on Burns Ranch with projected total depths of 17,900 and 18,000 feet, respectively. Projected perforated intervals for these wells are approximately 9,000 feet. Drilling operations commenced in August 2017. Lonestar owns a 92% working interest (“WI”) and a 69% net revenue interest (“NRI”) in these wells.

Horned Frog

In La Salle County, no new wells were completed during the three months ended June 30, 2017.  The Horned Frog leasehold is held by production, and Lonestar currently plans to drill two 10,000-foot laterals in the first quarter of 2018.

Eagle Ford Shale Trend - Central Region

Southern Gonzales County

During the second quarter of 2017, Lonestar drilled and completed the Cyclone 4H and Cyclone 5H. Lonestar has a 100% WI in these wells. These wells were fracture-stimulated in engineered completions with an average proppant concentration of 1,820 pounds per foot over 30 stages per well, and utilized diverters.  These wells were placed into flowback operations on July 1, 2017, and therefore did not contribute to the Company’s second quarter 2017 financial results.  The Cyclone #4H was completed with a perforated interval of 8,706 feet and tested 648 bbls/d and 405 Mcf/d, or 741 Boe/d (three-stream) on a 22/64’’ choke.  The Cyclone #5H was completed with a perforated interval of 9,286 and tested 670 bbls/d and 327 Mcf/d, or 771 Boe/d (three-stream) on a 22/64’’ choke.  On average, these two new producers have recovered 7% of their frac load, to date.  It is notable that both of these wells were classified at Probable in the Company’s third-party reserve report as of December 31, 2016.  In addition to these completions, Lonestar has drilled the Cyclone 26H and 27H to a total depth of 18,125 and 18,098 respectively.  The Cyclone 26H is currently estimated to have 29 stages with a perforated interval of 8,600 feet and the Cyclone 27H is estimated to have 28 stages with a perforated interval of 8,500 feet.  Fracture stimulation operations on these wells are scheduled to commence in August 2017.  Lonestar has a 100% WI and 79% NRI in these wells.

Pirate

Lonestar completed the Pirate #M1H and Pirate #N1H wells in February 2017.  These wells tested at rates of 331 Boe/d and 429 Boe/d respectively.  As of June 30, 2017, the Pirate #M1H produced 36,650 Boe and is currently producing 271 Boe/d while the Pirate #N1H has produced 47,600 Boe and is currently producing 309 Boe/d. Lonestar holds a 100% WI / 76.4% NRI in these wells.

Eagle Ford Shale Trend - Eastern Region

Brazos & Robertson Counties

Lonestar owns a 50% WI/38% NRI in the Wildcat B1H, which was placed onstream in May 2017.  The Wildcat B1H well established a 30‐day production rate of 2,123 barrels of oil equivalent per day (Boe/d), consisting of 890 barrels of oil per day (42%), 764 barrels of natural gas liquids (36%) and 2,815 Mcf per day of natural gas (22%) and 60-day rates of 1,867 barrels of oil equivalent per day (Boe/d), consisting of 817 barrels of oil per day (44%), 610 barrels of natural gas liquids (33%), and 2,634 Mcf per day of natural gas (23%).  These rates were achieved on a 20/64‐inch choke, which Lonestar continues to maintain.  The Wildcat B1H was classified at “Probable” in the Company’s third-party reserve report as of December 31, 2016.  The results of the Wildcat B1H are encouraging, as Lonestar has a sizable leasehold position in the Wildcat Area in the deep Eagle Ford section in Brazos County, and notably, has not booked any proved reserves to the area.  Lonestar has 9,555 gross / 6,420 net acres in the Wildcat area, which holds 38 extended-reach drilling locations, based on 800-foot spacing.

Operating Results

The following discussion relates to our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the notes thereto. Comparative results of operations for the period indicated are discussed below.

Results of operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Net Production

	For the three months ended June 30,
	2017	2016	% Change
Crude Oil (Bbls/d):
Eagle Ford Shale	3,564	3,611	-1%
Conventional	—	368	-100%
Total Crude Oil	3,564	3,979	-10%
Natural Gas Liquids (Bbls/d):
Eagle Ford Shale	1,004	1,030	-3%
Conventional	—	9	-100%
Total NGLs	1,004	1,039	-3%
Natural Gas (Mcf/d):
Eagle Ford Shale	6,402	8,105	-21%
Conventional	—	1,227	-100%
Total Natural Gas	6,402	9,332	-31%
Oil Equivalent (Boe/d):
Eagle Ford Shale	5,635	5,991	-6%
Conventional	—	582	-100%
Total Oil Equivalent	5,635	6,573	-14%

Production volumes during the three months ended June 30, 2017 were 5,635 Boe/d, a decrease of 14% from 6,573 Boe/d during the three months ended June 30, 2016. The decrease in our average daily production is primarily the result of Lonestar selling its Conventional assets in the second half of 2016, which had contributed 582 Boe/d for the three months ended June 30, 2016.

          Sequentially, Lonestar reported a 7% increase in net oil and gas production, increasing production to 5,635 Boe/d during the three months ended June 30, 2017 compared to 5,266 Boe/d during the three months ended March 31, 2017. For the three months ended June 30, 2017, approximately 63% of our production was crude oil, 18% was NGLs and 19% was natural gas.

•

Net production from our Eagle Ford Shale assets averaged approximately 5,635 Boe/d in the three months ended June 30, 2017, a 6% decrease over the approximate 5,991 Boe/d in the three months ended June 30, 2016. Approximately 81% of our Eagle Ford production in the three months ended June 30, 2017 was liquid hydrocarbons. Sequentially, Lonestar reported a 7% increase in net oil and gas production in its Eagle Ford Shale assets, increasing production to 5,635 Boe/d during the three months ended June 30, 2017 compared to 5,266 Boe/d during the three months ended March 31, 2017.

•

Net production from our Conventional properties was 0 Boe/d in the three months ended June 30, 2017 compared to 582 Boe/d in the three months ended June 30, 2016 due to the divestiture of our Conventional assets in the second half of 2016.

Average Sales Price

	For the three months ended June 30,
	2017	2016	% Change
Crude Oil ($/Bbls):
Eagle Ford Shale	$46.52	$41.88	11%
Conventional	—	42.01	-100%
Total Crude Oil	$46.52	$41.89	11%
Natural Gas Liquids ($/Bbls):
Eagle Ford Shale	$14.43	$10.62	36%
Conventional	—	6.02	-100%
Total NGLs	$14.43	$10.58	36%
Natural Gas ($/Mcf):
Eagle Ford Shale	$2.96	$1.89	56%
Conventional	—	2.15	-100%
Total Natural Gas	$2.96	$1.93	54%
Oil Equivalent ($/Boe):
Eagle Ford Shale	$35.36	$29.63	19%
Conventional	—	31.04	-100%
Total Oil Equivalent, excluding the effect from hedging	$35.36	$29.77	19%
Total Oil Equivalent, including the effect from hedging	$38.57	$40.45	-5%

The average wellhead price for our production in the three months ended June 30, 2017 was $35.36 per Boe, a 19% increase compared to the average price in the comparable period in 2016. Reported wellhead realizations were driven higher by a 6% increase in the crude oil benchmark prices and a 43% increase in the natural gas benchmark prices between the periods. Our crude oil hedge positions added $5.08 per barrel of oil sold or $3.21 per barrel of oil equivalent.

•

The average wellhead price for our Eagle Ford Shale production in the three months ended June 30, 2017 was $35.36 per Boe, which was 19% higher than the average price in the comparable period in 2016 due to the significant increase in the crude oil and natural gas benchmark prices.

•	The average wellhead price for our Conventional properties in the three months ended June 30, 2017 was $0.00 per Boe, due to the divestiture of our Conventional assets in the second half of 2016.

Revenues

	For the three months ended June 30,
($ in thousands)	2017	2016	% Change
Oil Revenues:
Eagle Ford Shale	$15,090	$13,760	10%
Conventional	—	1,408	-100%
Total Oil Revenues	$15,090	$15,168	-1%
NGLs Revenues:
Eagle Ford Shale	$1,319	$994	33%
Conventional	—	5	-100%
Total NGLs Revenues	$1,319	$999	32%
Natural Gas Revenues:
Eagle Ford Shale	$1,726	$1,396	24%
Conventional	—	240	-100%
Total Natural Gas Revenues	$1,726	$1,636	5%
Total Wellhead Revenues:
Eagle Ford Shale	$18,135	$16,150	12%
Conventional	—	1,653	-100%
Total Wellhead Revenues	$18,135	$17,803	2%

Wellhead revenues in the three months ended June 30, 2017 were $18.1 million, a 2% increase from $17.8 million from the comparable period in 2016. These increases in revenue were a result of increases in benchmark prices. We also realized favorable crude oil hedge cash settlements, which added $1.6 million in gains on commodity derivatives for the three months ended June 30, 2017.

•

Wellhead revenues for our Eagle Ford Shale assets in the three months ended June 30, 2017 were $18.1 million, a 12% increase from the comparable period in 2016 as a result of a 19% increase in wellhead price realizations, partially offset by a 6% decrease in production in the three months ended June 30, 2017.

•

Wellhead revenues for our Conventional properties in the three months ended June 30, 2017 were $0.0 million, compared to $1.7 million, due to the divestiture of our Conventional assets in the second half of 2016.

Costs and Expenses

The table below presents a detail of costs and expenses for the periods indicated.

	For the three months ended June 30,
(In thousands, except expense per BOE)	2017	2016	% Change
Operating Expenses:
Lease operating and gas gathering	$ 3,521	4,398	-20%
Production, ad valorem, and severance taxes	1,077	1,223	-12%
Depreciation, depletion and amortization	12,551	12,549	0%
General and administrative	3,139	2,858	10%
Rig standby expense	—	1,584	-100%

Operating Expenses per BOE:
Lease operating and gas gathering	$ 6.87	$ 7.35	-7%
Production, ad valorem, and severance taxes	2.10	2.04	3%
Depreciation, depletion and amortization	24.48	20.98	17%
General and administrative	6.12	4.78	28%

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

Our lease operating expenses decreased $0.9 million (-20%) in the three months ended June 30, 2017 to $3.5 million from $4.4 million in the comparable period in 2016.  On a unit-of-production basis, our lease operating expenses decreased 7% from $7.35 per Boe in the three months ended June 30, 2016 to $6.87 per Boe in the three months ended June 30, 2017 due to the sale of our Conventional assets in the second half of 2016.

Sequentially, we increased lease operating expenses by 19%, or $0.5 million to $3.5 million in the three months ended June 30, 2017 from $3.0 million in the three months ended March 31, 2017.  On a unit of production basis, our lease operating expenses increased 10% sequentially to 6.87 per Boe in the three months ended June 30, 2017 from $6.24 per Boe in the three months ended March 31, 2017.

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

Our total production, severance and ad valorem taxes in the three months ended June 30, 2017 were $1.1 million, a decrease of $0.1 million (-12%) to $1.2 million from the comparable period in 2016 primarily due to the 14% decrease in production.

Rig Standby Expense

The Company did not incur rig standby expense for the three months ended June 30, 2017, compared to $1.6 million in the three months ended June 30, 2016.

Depreciation, Depletion and Amortization (DD&A)

	For the three months ended June 30,
	2017	2016
	(In thousands)
DD&A of proved oil and gas properties	$12,339	$12,352
Depreciation of other property and equipment	174	146
Accretion of asset retirement obligations	38	51
Depreciation, Depletion and Amortization	$12,551	$12,549

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

DD&A in the three months ended June 30, 2017 was $12.6 million, which was in line with the comparable period in 2016. On a unit of production basis, DD&A increased 17% from $20.98 in the three months ended June 30, 2016 to $24.48 in the three months ended June 30, 2017 primarily due to the sale of our Conventional assets that held fully depleted producing properties.

Impairment of Oil and Gas Properties

During the three months ended June 30, 2017, the Company recorded an impairment charge of approximately $27.1 million relating to its West Poplar property in Roosevelt County, Montana.  Upon completion of the Company’s recent major acquisitions in the Eagle Ford Shale (the Marquis Acquisition and the Battlecat Acquisition), the Company expects to direct virtually all of its capital expenditures towards development of its 57,172 net acres in the Eagle Ford Shale.  In accordance with FASB ASC 932-360-35, whenever events or circumstances indicate that the carrying amount of oil and gas properties may not be recoverable, they must be tested for recoverability.  As a result of the West Poplar asset recoverability test, we have impaired the asset.

If pricing declines, the Company may have to record impairment of its Eagle Ford oil and gas properties subsequent to June 30, 2017.

General and Administrative (G&A) Expenses

G&A expenses increased $0.2 to $3.1 million in the three months ended June 30, 2017 from $2.9 million from the comparable period in 2016.

Interest Expense

Our interest expense in the three months ended June 30, 2017 was $6.0 million, an increase of 6% from $5.6 million from the comparable period in 2016 due to a $1.1 million early payment premium for the Company paying off its second lien debt. On a unit of production basis, interest expense increased 24% from $9.41 in the three months ended June 30, 2016 to $11.65 in the three months ended June 30, 2017.

	For the three months ended June 30,
	2017	2016
	(In thousands)
Interest expense on 8.750% Senior Notes	$3,322	$4,813
Interest expense on Second Lien Notes	1,517	—
Interest expense on Senior Secured Credit Facility	1,124	806
Other interest expense	8	10
Interest expense, net	$5,971	$5,629

Gains (Losses) on Derivative Financial Instruments

In the three months ended June 30, 2017, we recognized a non-cash gain of $3.8 million on our commodity derivative contracts related to the change in mark-to-market value of our derivative contracts and a $1.6 million realized gain on settlement of our commodity derivative contracts during the quarter. Settlement of the crude oil hedge positions added $5.08 per barrel to crude oil price realization during the three months ended June 30, 2017.

Income Taxes

As a result of the net loss before income tax of $35.4 million in the three months ended June 30, 2017 and net loss before income tax of $19.1 million in three months ended June 30, 2016, we recorded an income tax benefit of $12.2 million in the 2017 period and an income tax benefit of $6.2 million in the 2016 period.

Net Income (Loss) Before Taxes

As a result of the $0.3 million (2%) increase in revenue caused by the increase in crude oil and natural gas benchmark prices, an increase in gain on derivative of $12.2 million, and an unrealized gain on warrants of $0.6 million, offset by a $2.7 million increase in interest expense, a $2.7 million increase in acquisition costs and a $25.1 million increase in impairment expense, we recorded a net loss before income tax of $35.4 million in the three months ended June 30, 2017 compared to net loss before income tax of $19.1 million in the three months ended June 30, 2016.

Results of operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Net Production

	For the six months ended June 30,
	2017	2016	% Change
Crude Oil (Bbls/d):
Eagle Ford Shale	3,408	3,338	2%
Conventional	—	358	-100%
Total Crude Oil	3,408	3,696	-8%
Natural Gas Liquids (Bbls/d):
Eagle Ford Shale	966	1,211	-20%
Conventional	—	11	-100%
Total NGLs	966	1,222	-21%
Natural Gas (Mcf/d):
Eagle Ford Shale	6,466	8,548	-24%
Conventional	—	1,326	-100%
Total Natural Gas	6,466	9,874	-35%
Oil Equivalent (Boe/d):
Eagle Ford Shale	5,452	5,974	-9%
Conventional	—	590	-100%
Total Oil Equivalent	5,452	6,564	-17%

Production volumes during the six months ended June 30, 2017 were 5,452 Boe/d, a decrease of 17% from  6,564 Boe/d during the six months ended June 30, 2016. The decrease in our average daily production is primarily the result of Lonestar selling its Conventional assets in the second half of 2016, which had contributed 590 Boe/d for the six months ended June 30, 2016.  For the six months ended June 30, 2017, approximately 63% of our production was crude oil, 18% was NGLs and 19% was natural gas.

•

Net production from our Eagle Ford Shale assets averaged approximately 5,452 Boe/d in the six months ended June 30, 2017, a 9% decrease over the approximate 5,974 Boe/d in the six months ended June 30, 2016. Approximately 80% of our Eagle Ford production in the six months ended June 30, 2017 was liquid hydrocarbons.

•

Net production from our Conventional properties was 0 Boe/d in the six months ended June 30, 2017 compared to 590 Boe/d in the six months ended June 30, 2016 due to the divestiture of our Conventional assets in the second half of 2016.

Average Sales Price

	For the six months ended June 30,
	2017	2016	% Change
Crude Oil ($/Bbls):
Eagle Ford Shale	$47.95	$35.91	34%
Conventional	—	35.30	-100%
Total Crude Oil	$47.95	$35.85	34%
Natural Gas Liquids ($/Bbls):
Eagle Ford Shale	$17.10	$7.31	134%
Conventional	—	5.98	-100%
Total NGLs	$17.10	$7.30	134%
Natural Gas ($/Mcf):
Eagle Ford Shale	$2.72	$1.79	52%
Conventional	—	1.95	-100%
Total Natural Gas	$2.72	$1.81	50%
Oil Equivalent ($/Boe):
Eagle Ford Shale	$36.23	$24.11	50%
Conventional	—	25.92	-100%
Total Oil Equivalent, excluding the effect from hedging	$36.23	$24.28	49%
Total Oil Equivalent, including the effect from hedging	$38.31	$38.12	1%

The average wellhead price for our production in the six months ended June 30, 2017 was $36.23 per Boe, which was 49% higher than the average price in the comparable period in 2016. Reported wellhead realizations were driven higher by significant increases in both the crude oil and natural gas benchmarks between the periods. In addition to the significant increases in benchmark prices, our crude oil hedge positions added $3.33 per barrel of oil or $2.08 per barrel of oil equivalent.

•

The average wellhead price for our Eagle Ford Shale production in the six months ended June 30, 2017 was $36.23 per Boe, which was 50% higher than the average price in the comparable period in 2016 due to the significant increases in the crude oil and natural gas benchmarks.

•	The average wellhead price for our Conventional properties in the six months ended June 30, 2017 was $0.00 per Boe, due to the divestiture of our Conventional assets in the second half of 2016.

Revenues

	For the six months ended June 30,
($ in thousands)	2017	2016	% Change
Oil Revenues:
Eagle Ford Shale	$29,580	$21,817	36%
Conventional	—	2,302	-100%
Total Oil Revenues	$29,580	$24,119	23%
NGLs Revenues:
Eagle Ford Shale	$2,989	$1,611	86%
Conventional	—	12	-100%
Total NGLs Revenues	$2,989	$1,623	84%
Natural Gas Revenues:
Eagle Ford Shale	$3,182	$2,787	14%
Conventional	—	470	-100%
Total Natural Gas Revenues	$3,182	$3,257	-2%
Total Wellhead Revenues:
Eagle Ford Shale	$35,751	$26,215	36%
Conventional	—	2,784	-100%
Total Wellhead Revenues	$35,751	$28,999	23%

Wellhead revenues in the six months ended June 30, 2017 were $35.8 million, a 23% increase from $29.0 million compared to the comparable period in 2016. These increases in revenue were a result of significant increases in benchmark prices. We also realized favorable crude oil hedge cash settlements, which added $2.1 million in gains on commodity derivatives for the six months ended June 30, 2017.

•

Wellhead revenues for our Eagle Ford Shale in the six months ended June 30, 2017 were $35.8, a 36% increase from the comparable period in 2016 as a result of a 50% increase in wellhead price realizations, partially offset by a 9% decrease in production in the six months ended June 30, 2017.

•

Wellhead revenues for our Conventional properties in the six months ended June 30, 2017 were $0.0 million, compared to $2.8 from the comparable period in 2016 as a result of the divestiture of our Conventional assets in the second half of 2016.

Costs and Expenses

The table below presents a detail of costs and expenses for the periods indicated.

	For the six months ended June 30,
(In thousands, except expense per BOE)	2017	2016	% Change
Operating Expenses:
Lease operating and gas gathering	$6,477	$8,758	-26%
Production, ad valorem, and severance taxes	2,114	2,139	-1%
Depreciation, depletion and amortization	24,693	27,743	-11%
General and administrative	5,642	5,631	0%
Rig standby expense	—	1,897	-100%

Operating Expenses per BOE:
Lease operating and gas gathering	$6.56	$7.33	-10%
Production, ad valorem, and severance taxes	2.14	1.79	20%
Depreciation, depletion and amortization	25.02	23.22	8%
General and administrative	5.72	4.71	21%

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

Our total lease operating expenses decreased 26% in the six months ended June 30, 2017 to $6.5 million from the comparable period in 2016 largely due to a 17% decrease in production.  On a unit-of-production basis, our lease operating expenses declined 10% from $7.33 per Boe in the six months ended June 30, 2016 to $6.56 per Boe in the six months ended June 30, 2017.

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

Our total production, severance, and ad valorem taxes were $2.1 million in the six months ended June 30, 2017 compared to $2.1 million in the comparable period in 2016.

Rig Standby Expense

The Company did not incur rig standby expense for the six months ended June 30, 2017, compared to $1.9 million in the six months ended June 30, 2016.

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

DD&A in the six months ended June 30, 2017 was $24.7 million, an 11% decrease from $27.7 million in the comparable period in 2016 primarily due to a 17% decrease in production. On a unit of production basis, DD&A increased 8% from $23.22 in the six months ended June 30, 2016 to $25.02 in the six months ended June 30, 2017.

	For the six months ended June 30,
	2017	2016
	(In thousands)
DD&A of proved oil and gas properties	$24,301	$27,341
Depreciation of other property and equipment	334	295
Accretion of asset retirement obligations	58	107
Depreciation, Depletion and Amortization	$24,693	$27,743

Impairment of Oil and Gas Properties

During the three months ended June 30, 2017, the Company recorded an impairment charge of approximately $27.1 million relating to its West Poplar property in Roosevelt County, Montana.  Upon completion of the Company’s recent major acquisitions in the Eagle Ford Shale (the Marquis Acquisition and the Battlecat Acquisition), the Company expects to direct virtually all of its capital expenditures towards development of its 57,172 net acres in the Eagle Ford Shale.  In accordance with FASB ASC 932-360-35, whenever events or circumstances indicate that the carrying amount of oil and gas properties may not be recoverable, they must be tested for recoverability.  As a result of the West Poplar asset recoverability test, we have impaired the asset. If pricing declines, the Company may have to record impairment of its Eagle Ford oil and gas properties subsequent to June 30, 2017.

General and Administrative (G&A) Expenses

G&A expense remained flat at $5.6 million during the six months ended June 30, 2017 and 2016.

Interest Expense

Our interest expense in the six months ended June 30, 2017 was $10.4 million, an increase of $(0.8) million from $11.2 million from the comparable period in 2016 due to a $1.1 million early payment premium for the Company paying off its second lien debt. On a unit of production basis, interest expense increased 12%  from $9.38 in the three months ended June 30, 2016 to $10.56 in the six months ended June 30, 2017.

	For the six months ended June 30,
	2017	2016
	(In thousands)
Interest expense on 8.750% Senior Notes	$6,680	$9,625
Interest expense on Second Lien Notes	2,016	—
Interest expense on Senior Secured Credit Facility	1,704	1,566
Other interest expense	17	19
Interest expense, net	$10,417	$11,210

Gains (Losses) on Derivative Financial Instruments

In the six months ended June 30, 2017, we recognized a non-cash $12.1 million gain on our commodity derivative contracts related to the change in fair value of our derivative contracts and a $2.1 million realized gain on settlement of our commodity derivative contracts. Settlement of the crude oil hedge positions added $3.33 per barrel to crude oil price realization.

Income Taxes

As a result of the net loss before income tax of $30.7 million in the six months ended June 30, 2017 and net loss before income tax of $36.2 million from the comparable period in 2016, we recorded income tax benefit of $10.6 million and $12.0 million in the six months ended June 30, 2017 and 2016, respectively.

Net Income (Loss) Before Taxes

As a result of an increase of $6.8 million (23% ) in revenue caused by the increase in crude oil and natural gas benchmark prices, an increase in gain on derivative of $19.2 million, an unrealized gain on warrants of $2.9 million, a decrease in DD&A of $3.0 million, and a decrease in lease operating expense $2.3 million, offset by a $1.6 million increase in interest expense, an increase in impairment expense of $25.1 million and acquisition costs of $2.7 million, we recorded a net loss before income tax of $30.7 million in the six months ended June 30, 2017 compared to a net loss before income tax of $36.2 million in the six months ended June 30, 2016.

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

At June 30, 2017, we had $6.6 million in cash and cash equivalents and approximately $43 million of additional availability under our Senior Secured Credit Facility.  We believe that our existing cash and cash equivalents, cash expected to be generated from operations and the availability of borrowing under our Senior Secured Credit Facility will be sufficient to meet our liquidity requirements, anticipated capital expenditures and payments due under our existing credit facility and notes outstanding for at least the next 12 months.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the six months ended June 30,
($ in thousands)	2017	2016
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$17,112	$7,533
Investing activities	(147,451)	(19,177)
Financing activities	130,839	12,485
Effect of exchange rate changes on cash and cash equivalents	—	(16)
Decrease in cash and cash equivalents	$500	$825

Net Cash Provided By Operating Activities

Net cash provided by operating activities increased $9.6 million from $7.5 million in the six months ended June 30, 2016 to $17.1 million in the six months ended June 30, 2017. This increase is primarily due to a decrease in net loss of $4.0 million, $15.8 million increase in net operating assets and liabilities, a $1.1 million decrease in deferred taxes, a $2.9 million increase in non-cash interest expense, a $25.1 million increase in impairment of oil and gas properties, and a $0.9 million decrease in gain on disposal of oil and gas properties, offset by a $15.6 million dollar decrease in settlements of derivative financial instruments, a $19.2 million increase in non-cash gain on derivative financial instruments, a decrease in DD&A of $3.0 million, and a $2.9 million increase in unrealized gain on equity warrants during the six months ended June 30, 2017.

Net Cash Used In Investing Activities

Net cash used in investing activities increased $128.3 million from $19.2 million in the six months ended June 30, 2016 to $147.5 million in the six months ended June 30, 2017. This increase is primarily due to a $105.5 million increase in the acquisition of oil and gas properties, an $18.8 million increase in the development of oil and gas properties, a $1.3 million increase in purchases of other property and equipment, and a decrease in proceeds from sales of oil and gas properties of $2.7 million.

Net Cash Provided By Financing Activities

Net cash provided by financing activities increased $118.3 million from $12.5 million used during the six months ended June 30, 2016 to $130.8 million provided in the six months ended June 30, 2017. The increase was due to increased borrowings and equity issuances of $130.4 million, offset by costs to issue debt and equity of $3.5 million and increased payments on bank borrowings of $8.5 million in the six months ended June 30, 2017.

Hedging

The following table provides a summary of our derivative contracts as of June 30, 2017:

Instrument	Total Volume	Settlement Period	Fixed Price
Oil – WTI Fixed Price Swap	55,200 Bbl	July – December 2017	$51.05
Oil – WTI Fixed Price Swap	36,800 Bbl	July – December 2017	50.60
Oil – WTI Fixed Price Swap	184,000 Bbl	July – December 2017	52.90
Oil – WTI Fixed Price Swap	92,000 Bbl	July – December 2017	56.00
Oil – WTI Fixed Price Swap	365,000 Bbl	January – December 2018	54.18
Oil – WTI Fixed Price Swap	182,500 Bbl	January – December 2018	55.65
Oil – WTI Fixed Price Swap	182,500 Bbl	January – December 2018	55.50
Oil – WTI Fixed Price Swap	292,000 Bbl	January – December 2018	47.10
Oil – WTI Fixed Price Swap	560,700 Bbl	January – December 2019	48.04
Oil – WTI Fixed Price Swap	203,600 Bbl	January – June 2020	48.90
Natural Gas – Henry Hub NYMEX Fixed Price Swap	1,288,000 MMBtu	July – December 2017	3.36

Instrument	Total Volume	Settlement Period	Puts	Calls
Oil – 3 Way Collar	174,200 Bbl	July – December 2017	$ 40.00 / 60.00	$85.00
Oil – 2 Way Collar	182,500 Bbl	January – December 2018	50.00	59.45

At June 30, 2017, the Company held the derivative contracts listed in the table above, which aggregate to 542,200 barrels or 2,947 barrels of oil per day for the remainder of 2017, 1,204,500 barrels or 3,300 barrels of oil per day for 2018, 560,700 barrels or 1,536 barrels per day for 2019, and 203,600 barrels or 1,119 barrels of oil per day through June of 2020. Our 2017 derivative contracts consist of 2,000 Bbls/day swaps at a volume weighted average price of $53.17 and three-way collars covering 947 Bbls/d, which provide an effective floor of $55.25 per Bbl with WTI prices between $40.00 per Bbl and $60.00 per Bbl, and also gives upside to $80.25 per Bbl. Our 2018 derivative contracts consist of 2,800 Bbls/day swaps at a volume weighted average price of $52.66 and two-way collars covering 500 Bbls/day with a price ceiling of $59.45. Our 2019 derivative contracts consist of 1,536 Bbls/day swaps at a price of $48.04. Our 2020 derivative contracts consist of 556 Bbls/day at a price of $48.90.

The above natural gas derivative contract equates to 1,288,000 MMBtu or 7,000 MMBtu per day for the remainder of 2017 at a fixed price of $3.36 per MMBtu.

Subsequent to the quarter ended June 30, 2017, the Company entered into additional WTI crude oil swaps across 2017, 2018, and 2019. For 2017, the Company added an additional 122,600 barrels a price of $49.85 per barrel for the period of September 2017 through December 2017, increasing its coverage for the remainder of 2017 to 664,800 barrels, or approximately 3,613 Bbls/day at a volume weighted average price of $53.10 per barrel. For 2018, the Company added an additional 509,000 barrels at a price of $50.17 per barrel for the period of January 2018 to December 2018, increasing its total crude oil hedge position coverage for 2018 to 1,713,500, or approximately 4,695 Bbls/day at a volume weighted average price of $51.63 per barrel. For 2019, the Company added an additional 508,900 barrels at a price of $50.40 per barrel for the period of January 2019 to December 2019, increasing its total crude oil hedge position coverage for 2019 to 1,069,600, or approximately 2,930 Bbls/day at a volume weighted average price of $49.16 per barrel.

Debt

As of June 30, 2017, we had an aggregate of $267.2 million of indebtedness, including $117.1 million drawn on our Senior Secured Credit Facility, $151.8 million (less an unamortized discount of $1.3 million and debt issuance costs of $0.7 million) on our 8.750% Senior Notes and $0.3 million of other long-term notes.

Senior Secured Credit Facility

As of June 30, 2017 LRAI had outstanding borrowings of approximately $117.1 million under the Senior Secured Credit Facility, which was subject to an average interest rate of approximately 5.34% and 4.87% during the three and six months ended June 30, 2017, respectively. Additionally, the Senior Secured Credit Facility may be used for loans and, subject to a $2,500,000 sub-limit, letters of credit. LRAI has $300,000 of advances on the letter of credit as of June 30, 2017. The borrowing base under the Senior Secured Credit Facility can be redetermined up or down by the lenders based on, among other things, their evaluation of our oil and natural gas reserves. Effective as of May 19, 2016, the borrowing base was reduced to $120 million. Effective as of November 23, 2016, the borrowing base was reduced from $120 million to $112 million. In connection with closing the Marquis Acquisition and the Battlecat Acquisition, on June 15, 2017, LRAI entered into the Sixth Amendment and Joinder to Credit Agreement (the “Sixth Amendment”) to its Credit Agreement, dated as of July 28, 2015, among LRAI, the subsidiary guarantors party thereto, the several lenders party thereto and Citibank, N.A., in its capacity as administrative agent and as issuing bank. Pursuant to the Sixth Amendment, the Credit Agreement was amended to (i) increase the borrowing base from $112 million to $160 million until redetermined or adjusted in accordance with the Credit Agreement Redeterminations are now scheduled semi-annually to occur during May and November of each year. The next borrowing base redetermination is scheduled for November 2017.

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

During 2016, LRAI issued $38.0 million in aggregate principal amount of Second Lien Notes and the Company issued the Warrants to purchase 760,000 shares of its Class A voting common stock. the Company recorded an equity warrant liability of approximately $5.1 million which was the fair value amount at the date of issuance.  The Warrants were adjusted to fair value at March 31, 2017 which resulted in an unrealized gain on the Warrants of approximately $2.3 million for the three months ended March 31, 2017. Proceeds from the Second Lien Notes issuance were used to repurchase approximately $68.2 million in aggregate principal amount of the 8.750% Senior Notes in privately negotiated open market repurchases with holders of such notes, and to pay related fees and expenses related to the foregoing. The repurchase amounts paid were approximately $36.2 million in cash. Net of related fees, such repurchases resulted in a gain on debt extinguishment of approximately $28.5 million.

In December 2016, LRAI repaid $21.0 million principal of the Second Lien Notes with proceeds from the 2016 Common Stock Offering.  In June 2017, LRAI repaid the remaining $17.0 million principal of Second Lien Notes, including an early payment premium of approximately $1.1 million with borrowings from the Company’s Senior Secured Credit Facility.  The Company also recorded an approximate $2.0 million charge due to early recognition of the warrant discount associated with the payoff of the Second Lien Notes.

Capital Expenditures

Historical capital expenditures

The table below summarizes our capital expenditures incurred for the three months ended June 30, 2017. Future drilling in 2017 will be dictated by cash flow.

	Three Months Ended		Six months ended
($ in thousands)	March 31, 2017	June 30, 2017	June 30, 2017
Acquisition of oil and gas properties	$1,563	$106,616	$108,179
Development of oil and gas properties	19,076	18,674	37,750
Purchases of other property and equipment	13	1,509	1,522
Total capital expenditures, net	$20,652	$126,799	$147,451

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that can affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We analyze our estimates and judgments, including those related to oil, NGLs and natural gas revenues, oil and natural gas properties, impairment of long-lived assets, fair value of derivative instruments, asset and retirement obligations and income taxes, and we base our estimates and judgments on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from our estimates. The policies of particular importance to the portrayal of our financial position and results of operations and that require the application of significant judgment or estimates by our management are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K as reported and filed with the SEC on March 23, 2017 (our “2016 10-K”). As of June 30, 2017, there were no significant changes to any of our critical accounting policies and estimates.

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

•         availability and terms of capital;

•         drilling, completion, performance, and operation of wells;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks as of June 30, 2017 from those disclosed in our 2016 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LONESTAR RESOURCES US INC. (Registrant)

Date: August 4, 2017	By:	/s/ Frank D. Bracken, III
Frank D. Bracken, III
Chief Executive Officer

Date: August 4, 2017	By:	/s/ Douglas W. Banister
Douglas W. Banister
Chief Financial Officer

Exhibit Index

		Incorporated by Reference .
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Scheme Implementation Agreement, by and between Lonestar Resources US Inc. and Lonestar Resources Limited, executed on December 28, 2015	10-12B	001-37670	2.1	12/31/15
2.2	Purchase and Sale Agreement by and between Lonestar Resources US Inc. and Battlecat Oil & Gas, LLC, dated as of May 26, 2017	8-K	001-37670	2.1	6/2/17
2.3	Amendment No. 1, dated June 15, 2017, to the Purchase and Sale Agreement, by and between Lonestar Resources US Inc. and Battlecat Oil & Gas, LLC, dated May 26, 2017	8-K	001-37670	2.1	6/21/17
2.4	Purchase and Sale Agreement by and between Lonestar Resources US Inc. and SN Marquis LLC, dated as of May 26, 2017	8-K	001-37670	2.2	6/2/17
2.5	Amendment No. 1, dated June 15, 2017, to the Purchase and Sale Agreement by and between Lonestar Resources US Inc. and SN Marquis LLC, dated as of May 26, 2017	8-K	001-37670	2.2	6/21/17
3.1	Certificate of Incorporation of Lonestar Resources US Inc.	10-12B	001-37670	3.1	12/31/15
3.2	Certificate of Amendment to the Certificate of Incorporation of Lonestar Resources US Inc.	10-K	001-37670	3.2	3/23/17
3.3	Certificate of Amendment to Certificate of Incorporation of Lonestar Resources US Inc., dated May 24, 2017	8-K	001-37670	3.1	5/26/17
3.4	Amended and Restated Bylaws of Lonestar Resources US Inc.	8-K	001-37670	3.1	4/7/17
3.5	Certificate of Designations of Series B Convertible Preferred Stock	8-K	001-37670	3.1	6/21/17
3.6	Certificate of Designations of Series A-1 Convertible Participating Preferred Stock	8-K	001-37670	3.2	6/21/17
3.7	Certificate of Designations of Series A-2 Convertible Participating Preferred Stock	8-K	001-37670	3.3	6/21/17
4.1	Registration Rights Agreement dated August 2, 2016 by and among Lonestar Resources US Inc., Leucadia National Corporation and Juneau Energy, LLC.	8-K	001-37670	4.1	8/3/16
4.2	Amendment No. 1, dated June 15, 2017, to the Registration Rights Agreement by and among Lonestar Resources US Inc., Leucadia National Corporation and Juneau Energy, LLC (n/k/a JETX Energy, LLC)	8-K	001-37670	4.4	6/21/17
4.3	Registration Rights Agreement, dated October 26, 2016 between Lonestar Resources US Inc. and EF Realisation Company Limited	8-K	001-37670	4.1	11/1/16
4.4	Amendment No. 1, dated June 15, 2017, to the Registration Rights Agreement by and between Lonestar Resources US Inc. and EF Realisation Company Limited	8-K	001-37670	4.5	6/21/17

4.5	Registration Rights Agreement, dated as of June 15, 2017, by and between Lonestar Resources US Inc. and Battlecat Oil & Gas, LLC	8-K	001-37670		6/21/17
4.6	Registration Rights Agreement, dated as of June 15, 2017, by and between Lonestar Resources US Inc. and SN UR Holdings, LLC	8-K	001-37670		6/21/17
4.7	Registration Rights Agreement, dated as of June 15, 2017, by and between Lonestar Resources US Inc. and Chambers Energy Capital III, LP	8-K	001-37670		6/21/17
10.1	Lonestar Resources US Inc. Amended and Restated 2016 Incentive Plan, as amended as of May 24, 2017	8-K	001-37670	10.1	5/26/17
10.2	Securities Purchase Agreement by and between Lonestar Resources US Inc., and Chambers Energy Capital III, LP, dated May 26, 2017	8-K	001-37670	10.1	6/2/17
10.3	Amended and Restated Securities Purchase Agreement by and between Lonestar Resources US Inc., and Chambers Energy Capital III, LP, dated June 15, 2017	8-K	001-37670	10.1	6/21/17
10.4	Sixth Amendment and Joinder dated June 15, 2017 to the Credit Agreement dated July 28, 2015 by and among Lonestar Resources America, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., Inc. as administrative agent and issuing bank	8-K	001-37670	10.2	6/21/17
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith