Form 10-Q
period 2017-09-30
Lonestar Resources US Inc.
filed 2017-11-13
CIK 1661920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017, the registrant had 24,506,647 shares of Class A voting common stock, par value $0.001 per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Lonestar Resources US Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$4,812	$6,068
Accounts receivable:
Oil, natural gas liquid and natural gas sales	10,398	4,680
Joint interest owners and other, net	965	867
Related parties	245	847
Derivative financial instruments	3,121	1,730
Prepaid expenses and other	5,709	2,631

Total current assets	25,250	16,823

Oil and gas properties, net, using the successful efforts method of accounting	552,919	439,228
Other property and equipment, net	12,432	1,421
Derivative financial instruments	773	—
Other noncurrent assets	3,796	1,561
Restricted certificates of deposit	76	76

Total assets	$595,246	$459,109

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Balance Sheets (continued)

(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Liabilities and Stockholders’ Equity	(Unaudited)

Current liabilities
Accounts payable	$12,386	$14,894
Accounts payable – related parties	108	1,135
Oil, natural gas liquid and natural gas sales payable	7,521	3,568
Accrued liabilities	22,365	9,947
Accrued liabilities – related parties	78	224
Derivative financial instruments	1,991	2,985

Total current liabilities	44,449	32,753

Long-term debt	286,398	204,122
Long-term debt - related parties	—	3,400
Deferred tax liability	21,977	38,020
Other non-current liabilities	6,241	6,052
Equity warrant liability	439	1,565
Equity warrant liability - related parties	834	2,994
Asset retirement obligations	5,097	2,683
Derivative financial instruments	2,672	1,125

Total liabilities	368,107	292,714

Commitments and contingencies

Mezzanine equity
Series A-2 convertible participating preferred stock, $0.001 par value, 76,577 issued and outstanding at September 30, 2017 and 0 issued and outstanding at December 31, 2016	74,712	—

Stockholders’ equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 21,822,015 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	142,652	142,652
Class B non-voting common stock, $0.001 par value, 5,000 shares authorized, 2,500 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Series A-1 convertible participating preferred stock, $0.001 par value and Series B convertible participating preferred stock, $0.001 par value, 5,543 shares and 2,684,632 shares issued and outstanding at September 30, 2017, respectively, 0 and 0 issued and outstanding at December 31, 2016, respectively	3	—
Additional paid-in capital	100,146	87,260
Accumulated deficit	(90,374)	(63,517)

Total stockholders’ equity	152,427	166,395

Total liabilities and stockholders’ equity	$595,246	$459,109

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Statements of Operations & Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Oil sales	$23,162	$12,285	$52,742	$36,404
Natural gas sales	1,890	2,190	5,072	5,448
Natural gas liquid sales	1,831	1,063	4,820	2,685

Total revenues	26,883	15,538	62,634	44,537

Costs and expenses
Lease operating and gas gathering	4,515	4,006	10,992	12,764
Production, ad valorem, and severance taxes	1,541	907	3,656	3,046
Rig standby expense	61	364	61	2,261
Depletion, depreciation, and amortization	15,891	10,665	40,527	38,301
Accretion of asset retirement obligations	38	53	96	160
Loss (gain) on sale of oil and gas properties	119	53	466	(1,478)
Impairment of oil and gas properties	—	29,144	27,081	31,082
Stock-based compensation	346	122	985	313
General and administrative	2,298	2,870	7,940	8,501
Acquisition costs	337	—	3,063	—
Other (income) expense	(4)	1	(62)	1,045

Total costs and expenses	25,142	48,185	94,805	95,995

Income (loss) from operations	1,741	(32,647)	(32,171)	(51,458)

Other income (expense)
Interest expense	(5,031)	(5,751)	(15,448)	(16,961)
Gain on disposal of bonds	—	29,363	—	29,363
Amortization of finance costs	(934)	(1,594)	(4,368)	(2,683)
Gain (loss) on warrants	402	(611)	3,286	(611)
Gain (loss) on derivative financial instruments	(7,657)	1,664	6,505	(3,405)

Total other income (expense), net	(13,220)	23,071	(10,025)	5,703

Loss before income taxes	(11,479)	(9,576)	(42,196)	(45,755)

Income tax benefit (expense)	4,718	(1,684)	15,339	10,354

Net loss	(6,761)	(11,260)	(26,857)	(35,401)

Preferred stock dividends	(1,824)	—	(2,120)	—

Net loss attributable to common stockholders	$(8,585)	$(11,260)	$(28,977)	$(35,401)
Earnings per share:
Basic	$(0.39)	$(1.44)	$(1.33)	$(4.64)
Diluted	$(0.39)	$(1.44)	$(1.33)	$(4.64)
Weighted Average Shares Outstanding - basic	21,822,015	7,842,586	21,822,015	7,629,896
Weighted Average Shares Outstanding - diluted	21,822,015	7,842,586	21,822,015	7,629,896
Comprehensive loss:
Net loss	$(6,761)	$(11,260)	$(26,857)	$(35,401)
Foreign currency translation adjustments	—	(13)	—	(29)
Comprehensive loss	$(6,761)	$(11,273)	$(26,857)	$(35,430)

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

							Accumulated
	Class A Voting		Series A-1 and Series B		Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2015	7,521,788	$142,638	—	$—	$10,270	$30,818	$(760)	$182,966

Sale of common stock, net of offering costs	13,800,000	14	—	—	71,803	—	—	71,817

Shares issued for asset acquisition	500,227	—	—	—	5,499	—	—	5,499

Stock-based compensation	—	—	—	—	448	—	—	448

Foreign currency translation	—	—	—	—	(760)	—	760	—

Net loss	—	—	—	—	—	(94,335)	—	(94,335)

Balance at December 31, 2016	21,822,015	$142,652	—	$—	$87,260	$(63,517)	$—	$166,395

Shares issued for asset acquisitions	—	—	2,690,175	3	12,090	—	—	12,093

Stock-based compensation	—	—	—	—	796	—	—	796

Net loss	—	—	—	—	—	(26,857)	—	(26,857)

Balance at September 30, 2017	21,822,015	$142,652	2,690,175	$3	$100,146	$(90,374)	$—	$152,427

See accompanying notes to unaudited consolidated financial statements.

Lonestar Resources US Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(26,857)	$(35,401)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of oil and gas properties	—	(866)
Accretion of asset retirement obligations	96	160
Depreciation, depletion, and amortization	40,527	38,301
Stock-based compensation	985	313
Deferred taxes	(16,043)	(10,432)
Gain on disposal of bonds	—	(29,363)
(Gain) losses on derivative financial instruments	(6,505)	3,405
Settlements of derivative financial instruments	4,894	24,322
Impairment of oil and gas properties	27,081	31,082
Non-cash interest expense	4,375	1,677
(Gain) loss on warrants	(3,286)	611
Changes in operating assets and liabilities:
Accounts receivable	(5,214)	865
Prepaid expenses and other assets	(3,559)	(1,961)
Accounts payable and accrued expenses	11,973	(4,479)
Net cash provided by operating activities	28,467	18,234

Investing activities
Acquisition of oil and gas properties	(109,031)	(3,115)
Development of oil and gas properties	(56,918)	(24,856)
Proceeds from sales of oil and gas properties	—	2,720
Purchases of other property and equipment	(11,580)	(202)
Net cash used in investing activities	(177,529)	(25,453)

Financing activities
Proceeds from borrowings and related party borrowings	102,988	63,714
Payments on borrowings and related party borrowings	(27,504)	(54,789)
Proceeds from sale of preferred stock	77,800	—
Cost to issue equity	(2,790)	—
Payments of debt issuance costs	(2,685)	—
Changes in other notes payable	(3)	(9)
Net cash provided by financing activities	147,806	8,916

Effect of exchange rate changes on cash and cash equivalents	—	(29)

(Decrease) increase in cash and cash equivalents	(1,256)	1,668
Cash and cash equivalents, beginning of the period	6,068	4,322
Cash and cash equivalents, end of the period	$4,812	$5,990

Supplemental information:
Net cash used by operating activities:
Cash paid for taxes	$2,465	$—
Cash paid for interest expense	11,060	14,095
Non-cash investing and financing activities:
Preferred stock issued for asset acquisition	$10,795	$—
Common stock issued for asset acquisition	—	5,500

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

Basis of Presentation

The accompanying interim consolidated financial statements have not been audited by independent public accountants, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position and results of operations.  Any and all adjustments are of a normal and recurring nature.  Although management believes the unaudited interim-related disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The results of operations and the cash flows for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-11, “(Part I) Accounting for Certain Financial Instruments with Down Round Features” in order to simplify the accounting for certain financial instruments with down round features.  Part I of the ASU changes the classification analysis of certain equity-linked financial instruments, such as warrants and embedded conversion features, such that a down round feature is disregarded when assessing whether the instrument is indexed to an entity’s own stock under Subtopic 815-40.  As a result, a down round feature – by itself – no longer requires an instrument to be remeasured at fair value through earnings each period, although all other aspects of the indexation guidance under Subtopic 815-40 continue to apply.  For public entities, the amendments in Part I of the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently evaluating the new guidance to determine the impact it will have on our consolidated results of operations, financial position or cash flows and anticipates adopting the guidance on the effective date of January 1, 2019.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date. ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued additional accounting standards updates to clarify the implementation guidance of ASU 2014-09. The Company is currently determining the impacts of the new revenue standard on its contracts. The Company is currently completing a detailed analysis of its revenue streams at the individual contract level to evaluate the impact of the new revenue standard on its consolidated financial statements. Oil sales represent approximately 84% of total revenue, with gas and NGL sales comprising the remainder. The Company has identified and reviewed oil sales contracts that comprised approximately 80% of oil revenue through September 30, 2017. Based on current assessments completed to date, we do not expect the adoption of this standard will have a material impact on net earnings, however, this conclusion is subject to change. The Company has identified and reviewed gas contracts comprising approximately 80% of our gas and NGL sales through September 30, 2017 and we are still in the process of completing our analysis. The Company’s disclosures surrounding revenue recognition will be more substantial upon adoption. The Company will complete its evaluation during the fourth quarter of 2017 and will adopt this new standard on January 1, 2018, using the modified retrospective method with a cumulative adjustment to retained earnings.

3. Acquisitions and Divestitures

On August 2, 2017, the Company closed on the purchase of an office building with an acquisition price approximating $10 million.  The building will be primarily used for the Company’s headquarters and is located in Fort Worth, Texas.

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

Pro Forma Operating Results

The following unaudited pro forma combined financial information for the three and nine months ended September 30, 2017 and 2016 is based on the historical consolidated financial statements of the Company adjusted to reflect as if the Battlecat Acquisition and the Marquis Acquisition had closed and related financing had occurred on January 1, 2016.  The unaudited pro forma combined financial information includes adjustments primarily for revenues and expenses for the acquired properties, depreciation, depletion, amortization and accretion, and interest expense.  The unaudited pro forma combined financial statements give effect to the events set forth below:

•

The issuance of 5,400 shares of Series A-1 Preferred Stock and 74,600 shares of Series A-2 Preferred Stock (each as defined below) to Chambers Energy Capital III, LP (“Chambers”) for $80 million to finance a portion of the Battlecat Acquisition and the Marquis Acquisition, at an initial conversion price of $6.00 per share, subject to certain adjustments.

•	The borrowing of approximately $24 million on our Senior Secured Credit Facility to finance a portion of the Battlecat Acquisition and the Marquis Acquisition.
•	The issuance of 1,500,000 shares of the Company’s Series B Preferred Stock to SN UR Holdings, LLC (a subsidiary of Sanchez Energy Corporation).
•	The issuance of 1,184,632 shares of the Company’s Series B Preferred Stock to Battlecat Oil & Gas, LLC.

	Three months ended September 30, 2017
	Lonestar	Marquis	Battlecat	Pro Forma Adjustments	Pro Forma Lonestar
Revenues	$26,883	$—	$—	$—	$26,883
Net income (loss) attributable to common stockholders	(8,585)	—	—	—	(8,585)
Net income (loss) per common share, basic and diluted	(0.39)	—	—	—	(0.39)

	Three months ended September 30, 2016
	Lonestar	Marquis	Battlecat	Pro Forma Adjustments	Pro Forma Lonestar
Revenues	$15,538	$7,318	$1,090	$—	$23,946
Net income (loss) attributable to common stockholders	(11,260)	4,127	516	(5,470)	(12,088)
Net income (loss) per common share, basic and diluted	(1.44)	—	—	—	(1.54)

	Nine months ended September 30, 2017
	Lonestar	Marquis	Battlecat	Pro Forma Adjustments	Pro Forma Lonestar
Revenues	$62,634	$11,983	$1,802	$—	$76,419
Net income (loss) attributable to common stockholders	(28,977)	7,688	603	922	(19,764)
Net income (loss) per common share, basic and diluted	(1.33)	—	—	—	(0.91)

	Nine months ended September 30, 2016
	Lonestar	Marquis	Battlecat	Pro Forma Adjustments	Pro Forma Lonestar
Revenues	$44,537	$22,234	$2,919	$—	$69,690
Net income (loss) attributable to common stockholders	(35,401)	12,029	1,617	(10,561)	(32,317)
Net income (loss) per common share, basic and diluted	(4.64)	—	—	—	(4.24)

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

Inherent in the Company’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company.  At September 30, 2017, the Company had no open physical delivery obligations.

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

As of September 30, 2017, the following derivative transactions were outstanding:

Instrument	Total Volume	Settlement Period	Fixed Price
Oil – WTI Fixed Price Swap	27,600 Bbl	October – December 2017	$51.05
Oil – WTI Fixed Price Swap	18,400 Bbl	October – December 2017	50.60
Oil – WTI Fixed Price Swap	92,000 Bbl	October – December 2017	52.90
Oil – WTI Fixed Price Swap	46,000 Bbl	October – December 2017	56.00
Oil – WTI Fixed Price Swap	95,600 Bbl	October – December 2017	49.85
Oil – WTI Fixed Price Swap	365,000 Bbl	January – December 2018	54.18
Oil – WTI Fixed Price Swap	182,500 Bbl	January – December 2018	55.65
Oil – WTI Fixed Price Swap	182,500 Bbl	January – December 2018	55.50
Oil – WTI Fixed Price Swap	292,000 Bbl	January – December 2018	47.10
Oil – WTI Fixed Price Swap	509,000 Bbl	January – December 2018	50.17
Oil – WTI Fixed Price Swap	508,900 Bbl	January – December 2019	50.40
Oil – WTI Fixed Price Swap	560,700 Bbl	January – December 2019	48.04
Oil – WTI Fixed Price Swap	203,600 Bbl	January – June 2020	48.90
Natural Gas – Henry Hub NYMEX Fixed Price Swap	644,000 MMBtu	October – December 2017	3.36
Natural Gas – Henry Hub NYMEX Fixed Price Swap	1,825,000 MMBtu	January – December 2018	3.09

Instrument	Total Volume	Settlement Period	Puts	Calls
Oil – 3 Way Collar	85,000 Bbl	October – December 2017	$ 40.00 / 60.00	$85.00
Oil – 2 Way Collar	182,500 Bbl	January – December 2018	50.00	59.45

The above derivative contracts aggregate to 364,600 barrels or 3,963 barrels of oil per day for the remainder of 2017, 1,713,500 barrels or 4,695 barrels of oil per day for 2018, 1,069,600 barrels or 2,930 barrels of oil per day for 2019 and 203,600 barrels or 1,119 barrels of oil per day thru June 2020. The above natural gas derivative contracts equate to 644,000 MMBtu or 7,000 MMBtu per day for the remainder of 2017 and 1,825,000 MMBtu or 5,000 MMBtu per day for 2018.  All derivative contracts are carried at their fair value on the balance sheet and all changes in value are recorded in the consolidated statement of operations in gain or loss on derivative financial instruments.

As of September 30, 2017 and December 31, 2016, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions.  The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties.  None of the Company’s derivative instruments contain credit-risk related contingent features.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, for each fair value hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2017 (Unaudited)	(In thousands)
Assets:
Commodity derivatives	$—	$3,894	$—	$3,894
Liabilities:
Commodity derivatives	—	(4,663)	—	(4,663)
Equity warrant liability	—	—	(439)	(439)
Equity warrant liability - related parties	—	—	(834)	(834)
Stock appreciation rights	—	—	(189)	(189)

Total	$—	$(769)	$(1,462)	$(2,231)

December 31, 2016	(In thousands)
Assets:
Commodity derivatives	$—	$1,730	$—	$1,730
Liabilities:
Commodity derivatives	—	(4,110)	—	(4,110)
Equity warrant liability	—	—	(1,565)	(1,565)
Equity warrant liability - related parties	—	—	(2,994)	(2,994)

Total	$—	$(2,380)	$(4,559)	$(6,939)

  Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2017, in thousands.

	Equity Warrant Liability	Stock Appreciation Rights	Total
	(Unaudited)
Balance at December 31, 2016	$(4,559)	$—	$(4,559)
Purchases, sales, issuances and settlements (net)	—	(72)	(72)
Realized gains/(losses)	—	—	—
Unrealized gains/(losses)	3,286	(117)	3,169
Balance at September 30, 2017	$(1,273)	$(189)	$(1,462)

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

The book values of cash and cash equivalents, receivables for oil, NGL and natural gas sales, joint interest billings, notes and other receivables and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company, except for bonds, which are recorded at amortized cost less debt issuance costs.  The fair value of the 8.750% Senior Notes (as defined in Note 9 below) approximates $148 million as of September 30, 2017, and the notes are considered a Level 3 liability, as they are based on market transactions that occur infrequently as well as internally generated inputs.

7. Oil and Gas Properties

A summary of oil and gas properties is as follows:

	September 30, 2017 (Unaudited)	December 31, 2016
	(In thousands)
Proved properties and equipment	$712,866	$538,695
Unproved properties	79,143	72,584
Less accumulated depletion and impairment	(239,090)	(172,051)
	$552,919	$439,228

Depletion expense was approximately $39,960,000 for the nine months ended September 30, 2017 and approximately $46,286,000 for the year ended December 31, 2016.  Impairment expense was approximately $27,081,000 for the nine months ended September 30, 2017 and approximately $33,893,000 for the year ended December 31, 2016.

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2017 (Unaudited)	December 31, 2016
	(In thousands)
Bonus payable	$1,710	$2,155
Payroll payable	11	1
Accrued interest - 8.750% Senior Notes	6,090	2,924
Accrued interest - other	1,810	523
Accrued rent	154	298
Accrued well costs	10,561	3,366
Accrued severance, property and franchise taxes	1,242	431
Other	787	249
	$22,365	$9,947

9. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2017 (Unaudited)	December 31, 2016
	(In thousands)
Senior Secured Credit Facility	$128,079	$43,500
Second Lien Notes	—	11,367
8.750% Senior Notes	151,848	151,848
Less unamortized discount on 8.750% Senior Notes	(1,139)	(1,708)
Less deferred financing costs on 8.750% Senior Notes	(567)	(851)
Less deferred financing costs on Second Lien Notes	—	(316)
Mortgage debt	7,904	—
Other	273	282
	$286,398	$204,122

Senior Secured Credit Facility

On July 28, 2015, LRAI closed on a Credit Agreement (as amended, supplemented or modified from time to time, the “Credit Agreement”) for a $500,000,000 Senior Secured Credit Facility (the “Senior Secured Credit Facility”) which had a borrowing base of $180,000,000 as of December 31, 2015 and a maturity date of October 16, 2018.   Effective as of May 19, 2016, the borrowing base was reduced from $180,000,000 to $120,000,000.  Effective as of November 23, 2016, the borrowing base was reduced from $120,000,000 to $112,000,000.  Effective as of June 15, 2017, the borrowing base was increased from $112,000,000 to $160,000,000.

The Senior Secured Credit Facility may be used for loans and, subject to a $2,500,000 sub-limit, letters of credit.  The Senior Secured Credit Facility provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base under the Senior Secured Credit Facility.

Borrowings under the Senior Secured Credit Facility, at LRAI’s election, bear interest at either: (i) an alternate base rate (“ABR”) equal to the higher of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% per annum, and (c) the adjusted LIBO rate of a three-month interest period on such day plus 1.0%; or (ii) the adjusted LIBO rate, which is the rate stated on Reuters screen LIBOR01 page, for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in clauses (i) and (ii) above, an applicable margin ranging from 1.50% to 2.50% for ABR loans and from 2.50% to 3.50% for adjusted LIBO rate loans (5.17% at September 30, 2017).

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

In connection with closing the Marquis Acquisition and the Battlecat Acquisition, on June 15, 2017, LRAI entered into the Sixth Amendment and Joinder to Credit Agreement (the “Sixth Amendment”) to its Credit Agreement, among LRAI, the subsidiary guarantors party thereto, the several lenders party thereto and Citibank, N.A., in its capacity as administrative agent and as issuing bank. Pursuant to the Amendment, the Credit Agreement was amended to (i) increase the borrowing base from $112 million to $160 million until redetermined or adjusted in accordance with the Credit Agreement, (ii) modify the maximum leverage ratio threshold to be 4.0 to 1.0 for all periods, starting with the fiscal quarter ending September 30, 2017, and providing that EBITDAX (as defined in the Credit Agreement) shall be calculated at the end of each fiscal quarter using the results of the twelve-month period ending with that fiscal quarter end; provided, that EBITDAX shall be calculated (x) at the end of the fiscal quarter ending September 30, 2017 using an amount equal to the EBITDAX for such fiscal quarter, multiplied by four, (y) at the end of the fiscal quarter ending December 31, 2017 using an amount equal to the EBITDAX for the two fiscal quarter period ended on such date, multiplied by two and (z) at the end of the fiscal quarter ending March 31, 2018 using an amount equal to the EBITDAX for the three fiscal quarter period ended on such date, multiplied by four-thirds, (iii) permit LRAI to declare and pay dividends to the Company equal to the amount of any cash dividends declared and payable in accordance with the terms of the Company’s Certificate of Designations of Convertible Participating Preferred Stock, Series A-1, and Certificate of Designations of Convertible Participating Preferred Stock, Series A-2, subject to certain specified terms and conditions and (iv) amend certain other provisions of the Credit Agreement as more specifically set forth in the Sixth Amendment.

As of September 30, 2017 and December 31, 2016 (giving effect to the amended covenant ratio discussed above), LRAI was in compliance with all covenants including all financial ratios under the Senior Secured Credit Facility.  As of September 30, 2017 and December 31, 2016, approximately $128,079,000 and $43,500,000 was borrowed, respectively, under the Senior Secured Credit Facility.  Borrowing availability was approximately $31,400,000 at September 30, 2017.

8.750% Senior Notes

On April 4, 2014, LRAI issued at par $220,000,000 of 8.750% Senior Unsecured Notes due April 15, 2019 (the “8.750% Senior Notes”) to U.S. based institutional investors.  The Company is in active discussions to refinance the 8.750% Senior Notes due April 2019, which will also provide to extend the term of the Senior Secured Credit Facility. During 2016, LRAI repurchased approximately $68.2 million in aggregate principal amount of the 8.750% Senior Notes leaving a remaining balance of approximately $151.8 million.

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

As of September 30, 2017 and December 31, 2016, LRAI was in compliance with all covenants including all financial ratios regarding the 8.750% Senior Notes.

Debt Issuance Costs

The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. At September 30, 2017 and December 31, 2016, the Company had approximately $2,900,000 and $1,200,000, respectively, of debt issuance costs associated with issuance of the Senior Secured Credit Facility remaining that are being amortized over the lives of the respective debt which are recorded as other non-current assets in the consolidated balance sheets.

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

During 2016, LRAI issued $38.0 million in aggregate principal amount of Second Lien Notes and the Company issued the Warrants to purchase 760,000 shares of its Class A voting common stock. The Company recorded an equity warrant liability of approximately $5.1 million which was the fair value amount at the date of issuance.  The Warrants were adjusted to fair value at September 30, 2017 which resulted in a gain on the Warrants of approximately $3.3 million for the nine months ended September 30, 2017, which is recorded in the consolidated statements of operations and comprehensive income (loss). Proceeds from the Second Lien Notes issuance were used to repurchase approximately $68.2 million in aggregate principal amount of the 8.750% Senior Notes in privately negotiated open market repurchases with holders of such notes, and to pay related fees and expenses related to the foregoing. The repurchase amounts paid were approximately $36.2 million in cash. Net of related fees, such repurchases resulted in a gain on debt extinguishment of approximately $28.5 million.

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

On June 15, 2017, the Company entered into an amended and restated securities purchase agreement (the “A&R SPA”) with Chambers.  On the same day, the Company closed the transactions contemplated by the A&R SPA (the “SPA Closing”) and issued to Chambers 5,400 shares of Series A-1 Preferred Stock and 74,600 shares of Series A-2 Preferred Stock. Pursuant to the terms of the SPA, the Company agreed to use commercially reasonable efforts to hold a stockholder meeting (the “Stockholder Meeting”) by no later than December 15, 2017 and to obtain at the meeting stockholder approval of the issuance of shares of the Company’s Class A voting common stock issuable upon conversion of all shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock (upon their conversion to shares of Series A-1 Preferred Stock) issued or issuable pursuant to the A&R SPA (the “Stockholder Approval”). The Stockholder Meeting was held on November 3, 2017, and Stockholder Approval was obtained for Series A-2 Preferred Stock conversion.  After the SPA Closing and for so long as the Approved Holders (as defined in the A&R SPA) beneficially own at least 10% of the total number of outstanding shares of Class A voting common stock and Class B non-voting common stock (collectively, “Common Stock”) of the Company, on an as-converted basis, or at least 15% of the number of Series A Preferred Stock issued to Chambers at the SPA Closing, the Company cannot undertake certain actions without the prior consent of holders of a majority of all shares of Common Stock, on an as-converted basis, held by the Approved Holders.

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

Holders of Series A Preferred Stock will be entitled to cumulative dividends payable quarterly initially at a rate of 9% per annum (the “Dividend Rate”) in cash and, for any 12 quarters (“PIK Quarters”), at the Company’s option, (i) in the form of additional shares of the respective series of Series A Preferred Stock at a per share price equal to $975 or (ii) by increasing Stated Value, in lieu of cash. After the 12 PIK Quarters, if the Company fails to fully declare and pay dividends in cash, then the Dividend Rate for Series A Preferred Stock will automatically increase by 5.0% per annum for the next succeeding dividend period and then an additional 1.0% for each successive dividend period, up to a maximum Dividend Rate of 20.0% per annum, until the Company pays dividends at such increased rate fully in cash for two consecutive quarters. Separately, if the Stockholder Approval has not been obtained by December 15, 2017, the Dividend Rate for Series A-2 Preferred Stock will automatically increase by 5% per annum for the dividend period ended on March 31, 2018 and by an additional 0.5% each quarter thereafter until the Stockholder Approval is obtained, up to a maximum Dividend Rate of 20.0% per annum. In addition to dividends rights described above, holders of all series of Preferred Stock will be entitled to receive dividends or distributions declared or paid on Class A voting common stock on an as-converted basis. If on June 15, 2024, the Prevailing Price is less than the Conversion Price then in effect, the Dividend Rate for Series A-1 Preferred Stock will automatically increase to 20.0% per annum, payable only in cash, unless automatically converted as described above. However, the Company, at its option, may instead elect to exchange each share of Series A-1 Preferred Stock for senior unsecured notes of the Company with a two-year maturity, a 9.0% per annum coupon payable semi-annually in cash, and governed by terms substantially similar to the Company’s most recent high yield indenture at that time. After June 15, 2020, the Company may redeem shares of Series A Preferred Stock in cash at a per share amount equal to (i) 110% of the Stated Value, if the redemption occurs prior to June 15, 2021, (ii) 105% of the Stated Value, if the redemption occurs prior to June 15, 2022, and (iii) 100% of the Stated Value, if the redemption occurs after June 15, 2022, in each case, plus any unpaid dividends. If the Stockholder Approval is not obtained on or prior to June 15, 2024, the Company must redeem all outstanding shares of Series A-2 Preferred Stock at the Stated Value then in effect on June 15, 2024. If at any time after June 15, 2024 the Company fails to fully declare and pay a quarterly dividend in cash on Series A-1 Preferred Stock, then the Company must redeem in cash all outstanding Series A-1 Preferred Stock at the Stated Value then in effect.

As of September 30, 2017, 5,543 shares of Series A-1 Preferred Stock and  2,684,632 shares of Series B Preferred Stock were issued and outstanding with zero issued and outstanding at December 31, 2016.  As of September 30, 2017, 76,577 shares of Series A-2 Preferred Stock were issued and outstanding with zero issued and outstanding at December 31, 2016.  The Series A-2 Preferred Stock is classified as Mezzanine Equity in the Consolidated Balance Sheets due to the mandatory redemption feature triggered by the failure to obtain requisite Stockholder Approval.  If requisite Stockholder Approval is obtained, the redemption feature would no longer be applicable, and the Series A-2 Preferred Stock will be reclassified to permanent equity at that time.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of $0.001 par value Class A voting common stock of which 21,822,015 were issued and outstanding as of September 30, 2017 and December 31, 2016.

The Company is authorized to issue up to 5,000 shares of $0.001 par value Class B non-voting common stock of which 2,500 shares were issued and outstanding as of September 30, 2017 and December 31, 2016.

11. Stock-Based Compensation

 Stock Option Activity

For the nine months ended September 30, 2017, no stock options were issued or exercised.  The following tables summarize certain information related to outstanding stock options under the Lonestar Resources Limited 2012 Employee Share Option Plan and the

Lonestar Resources US Inc. 2016 Incentive Plan, which replaced the Lonestar Resources Limited 2012 Employee Share Option Plan following the Reorganization:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	191,750	$15.00	0.25
Options vested and exercisable at December 31, 2016	191,750	$15.00	0.25
Granted	—	—	—
Exercised	—	—	—
Canceled/Expired	(16,125)	—	—
Forfeited	(75,000)	20.00	—
Outstanding at September 30, 2017	100,625	$15.00	0.25
Options vested and exercisable at September 30, 2017	100,625	$15.00	0.25

Restricted Stock Units

In February 2017, the Company granted awards of restricted stock units (“RSUs”) covering 612,000 shares to certain of its employees.  In August 2017, 100,000 units were issued to the Company’s chairman of the board of directors.  The awards vest over a three-year period as follows:  40% on the first anniversary of issuance and 30% on each of the second and third anniversaries of issuance, such that the RSU’s will be fully vested on the third anniversary of issuance.  The Company determines the fair value of granted RSU’s based on the market price of the Class A voting common stock of the Company on the date of grant.  RSUs will be paid in Class A voting common stock or cash, at the Company’s option, after the vesting of the applicable RSU.  Compensation expense for granted RSUs is recognized over the vesting period.

	Shares	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	—	—
RSUs vested at December 31, 2016	—	—
Granted	712,000	3.0
Canceled/Expired	—	—
Forfeited	(10,000)	2.8
Outstanding at September 30, 2017	702,000	2.5
RSUs vested at September 30, 2017	—	—

	Shares	Weighted Average Fair Value per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding non-vested RSUs at December 31, 2016	—	$—	—
Granted	712,000	6.00	3.0
Vested	—	—	—
Forfeited	(10,000)	4.10	2.8
Outstanding non-vested RSUs at September 30, 2017	702,000	$3.50	2.5

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

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	—	—	—
SARs vested and exercisable at December 31, 2016	—	—	—
Granted	700,000	$7.20	5.0
Exercised	—	—	—
Canceled/Expired	—	—	—
Forfeited	(10,000)	7.20	4.8
Outstanding at September 30, 2017	690,000	$7.20	4.5
SARs vested and exercisable at September 30, 2017	—	$—	—

	Shares	Weighted Average Fair Value per Share	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (in years)
Outstanding non-vested SARs at December 31, 2016	—	$—	$—	—
Granted	700,000	5.00	7.20	5.0
Vested	—	—	—	—
Forfeited	(10,000)	4.10	7.20	4.8
Outstanding non-vested SARs at September 30, 2017	690,000	$3.50	$7.20	4.5

Stock-Based Compensation Expense

For the three and nine month periods ended September 30, 2017, the Company recorded stock-based compensation expenses of approximately $346,000 and $985,000, respectively, related to stock options, restricted stock units and stock appreciation rights.  As of September 30, 2017, the total unrecognized stock-based compensation cost was approximately $3,786,000, which will be recognized over the period from October 2017 through February 2020.

12. Earnings Per Share

In accordance with the provisions of current authoritative guidance, basic earnings or loss per share shown on the Consolidated Statements of Operations is computed on the basis of the weighted average number of common shares outstanding during the periods. Diluted earnings or loss per share is computed based upon the weighted average number of common shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.  The Company includes the number of stock options in the calculation of diluted weighted average shares outstanding when the exercise prices are less than the average market prices of the Company’s Class A voting common stock for the period. When a loss from operations exists, all potentially dilutive common shares outstanding are anti-dilutive and therefore excluded from the calculation of diluted weighted average shares outstanding.

Potentially dilutive common shares outstanding consist of shares of Class A voting common stock issuable pursuant to stock options, SARs, and 760,000 equity warrants. These securities have no dilutive effect for the nine months ended September 30, 2017 and 2016. The Series A and Series B Preferred Stock are participating securities as they contain rights to receive non-forfeitable dividends at the same rate as common stock. EPS is computed under the two-class method, which is a method of computing EPS when an entity has both common stock and participating securities. Under the two-class method, the income and distributions attributable to participating securities are excluded from the calculation of basic and diluted EPS and the participating securities are excluded from the weighted average shares outstanding. The dilutive effect of the participating securities was calculated under the treasury stock method and the two-class method. The EPS was more dilutive under the two-class method. As such, there is no difference in basic and diluted EPS.

The following table presents unaudited earnings per share of Lonestar Resources US Inc.

Unaudited Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss per share of Class A voting common stock:
Basic	$(0.39)	$(1.44)	$(1.33)	$(4.64)
Diluted	(0.39)	(1.44)	(1.33)	(4.64)

Weighted average Class A voting common stock outstanding:
Basic	21,822,015	7,842,586	21,822,015	7,629,896
Diluted	21,822,015	7,842,586	21,822,015	7,629,896

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

In connection with entering into the Purchase Agreement, the Company also entered into a registration rights agreement and an equity commitment agreement, both dated as of August 2, 2016. Pursuant to the registration rights agreement, the Company has agreed to register for resale certain Class A voting common stock issued or issuable to Juneau and Leucadia, including those issuable upon exercise of the Warrants. Leucadia agreed, pursuant to the equity commitment agreement, to purchase a certain number of Class A voting common stock in case the Company elected to pursue an equity offering prior to December 31, 2016. Pursuant to the equity commitment agreement, Leucadia purchased 3,478,261 shares of Class A voting common stock (costing $20 million) through the 2016 Common Stock Offering, which closed on December 22, 2016. In connection with Leucadia’s equity commitment, the Company paid Leucadia on January 3, 2017 a $1 million fee, which was recorded as a reduction to additional paid-in capital. In the event Leucadia purchased not less than its commitment amount, the Company agreed to use commercially reasonable efforts to enter into arrangements to provide Leucadia with the right to appoint one director to the Board of the Company, provided that such right will terminate at such time as Leucadia and its affiliates own a number of shares of Class A voting common stock equal to less than 50% of the shares purchased by Leucadia and its affiliates in such offering. Leucadia has elected to take an observer position on the board of directors, with no voting rights.

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

On October 26, 2016, the Company entered into a Registration Rights Agreement with EF Realisation, pursuant to which the Company agreed to register for resale Class A voting common stock indirectly owned by EF Realisation. The Company agreed to file a registration statement providing for the resale of Class A voting common stock held by EF Realisation no later than the earlier of (i) October 26, 2017, and (ii) 30 days after the date the Company first becomes eligible to file a registration statement on Form S-3.  The Form S-3 registration statement was filed with the Securities and Exchange Commission on November 7, 2017. The Company has also granted EF Realisation certain piggyback and demand registration rights.

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

New Tech Global Ventures, LLC, a company in which Daniel R. Lockwood (a director of the Company) owns a limited partnership interest, has provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $198,000 and $78,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $664,000 and $465,000 for the nine months ended September 30, 2017 and 2016, respectively.

14. Subsequent Events

In preparing the consolidated financial statements, management has evaluated all subsequent events and transactions for potential recognition or disclosure through the date the accompanying consolidated financial statements were issued.

Conversion of Series B Convertible Preferred Stock

On November 3, 2017, and in accordance with the Certificate of Designations of Series B Convertible Preferred Stock of the Company (the “Series B Certificate of Designations”), all of the outstanding shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) were converted (the “Series B Conversion”) on a one-to-one basis into shares of the Company’s Class A voting common stock. The Series B Preferred Stock was originally issued to Battlecat Oil & Gas, LLC and SN Marquis LLC, pursuant to a transaction with each party, each as described more fully in Note 3.

Pursuant to the Series B Conversion, 2,684,632 shares of Class A voting common stock were issued (the “Conversion Shares”), and immediately following such conversion, none of the Company’s Series B Preferred Stock remained outstanding. The Conversion Shares are currently unregistered and will be registered pursuant to a Registration Statement on Form S-3, which registers, among other shares, the Conversion Shares. Following the Series B Conversion, there were a total of 24,506,647 shares of Class A voting common stock issued and outstanding.

Conversion of Series A-2 Convertible Participating Preferred Stock

On November 3, 2017, and in accordance with the Certificate of Designations of Convertible Participating Preferred Stock, Series A-2 of the Company (the “Series A-2 Certificate of Designations”), all of the outstanding shares of the Company’s Series A-2 Convertible Participating Preferred Stock (the “Series A-2 Preferred Stock”) were converted (the “Series A-2 Conversion”) on a one-to-one basis into shares of the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”). The Series A-2 Preferred Stock was originally issued to Chambers Energy Capital III, LP, pursuant to the Chambers Securities Purchase Agreement, as described more fully in Note 10.

Pursuant to the Series A-2 Conversion, 76,577 shares of Series A-1 Convertible Preferred Stock were issued, and immediately following such conversion, none of Series A-2 Preferred Stock remained outstanding and an aggregate of 82,120 Series A-1 Preferred Stock were issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an independent oil and natural gas company, focused on the development, production and acquisition of unconventional oil, natural gas liquids (“NGLs”) and natural gas properties in the Eagle Ford Shale in Texas, where we have accumulated approximately 72,244 gross (57,172 net) acres in what we believe to be the formation’s crude oil and condensate windows, as of September 30, 2017. We operate in one industry segment, which is the exploration, development and production of oil, NGLs and natural gas. Our current operational activities and consolidated revenues are generated from markets exclusively in the United States, and, as of September 30, 2017, we had no long lived assets located outside the United States.

Third Quarter 2017 Operational Summary

During the third quarter of 2017, the Company reported production of 7,662 Boe/d, a 36% sequential increase from the 5,635 Boe/d reported for the three months ended June 30, 2017. The increase in production was attributable to production additions associated with the $116.6 million acquisition of producing properties that closed June 15, 2017 which added an additional 81 gross / 75.2 net wells. The third quarter was also marginally impacted by the addition of 2 gross / 2 net wells placed into service at our Cyclone drilling pad in Gonzales County in late September.

The Company’s third quarter was negatively impacted by Hurricane Harvey in three respects. The Company estimates that 150 Boe/d of production was curtailed by the shut-ins of certain producing wells which were susceptible to flooding, reduced operating levels at certain gas processing plants utilized by the Company, as well as minor electrical outages.

For the three months ended September 30, 2017, approximately 69% of our production was crude oil, 16% was NGLs and 15% was natural gas.

Recent Developments Regarding Lonestar Properties

Eagle Ford Shale Trend - Western Region

Asherton

In Dimmit County, no new wells were completed during the three months ended September 30, 2017.  The Asherton leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2017.

Beall Ranch

In Dimmit County, no new wells were completed during the three months ended September 30, 2017.  The Beall Ranch leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2017.

Burns Ranch

Lonestar has drilled the B#1H and B#2H on Burns Ranch to total depths of 17,927 and 18,002 feet, respectively, with projected perforated intervals for these wells at approximately 9,450 feet. Originally scheduled for early September, 2017, but deferred by our third-party service provider, fracture stimulation operations commenced in late October, 2017. Based on our current rates of daily stage completion, flowback is anticipated to begin in mid-November, 2017. Lonestar owns a 92% working interest (“WI”) and a 69% net revenue interest (“NRI”) in these wells. These wells do not contribute to our third quarter revenues.

Horned Frog

In La Salle County, no new wells were completed during the three months ended September 30, 2017.  The Horned Frog leasehold is held by production, and Lonestar has constructed a drilling pad and currently plans to drill the Horned Frog B#4H and C#1H wells, planned for perforated intervals of 10,000 feet in the first quarter of 2018.

Eagle Ford Shale Trend - Central Region

Gonzales County

Production from four wells completed as part of the Company’s 2017 capital program contributed to the Company’s third quarter results.  The Cyclone #4H & Cyclone #5H were drilled and completed during the second quarter and placed into service in late June, 2017. The production results during the first 120 days in service are encouraging, as the 52,000 barrel average cumulative production from these wells is 31% higher than the first 120 days of Lonestar’s initial wells at Cyclone, the #9H and #10H. The Cyclone #26H and Cyclone #27H wells were drilled and completed in the third quarter and began producing on September 22, 2017. Lonestar has a 100% WI and 79% NRI in these wells. The Cyclone #26H and #27H wells were fracture-stimulated in engineered completions with an average proppant concentration of 1,525 pounds per foot over 28 stages per well, and utilized diverters. The Cyclone #26H was completed with a perforated interval of 8,351 feet and tested 760 Bbls/d and 420 Mcf/d, or 762 Boe/d (three-stream) on a 24/64’’ choke. The well has recently established a 30-day production rate of 723 Boe/d, consisting of 637 barrels of oil per day (88%), 39 barrels of natural gas liquids (5%), and 282 Mcf per day of natural gas (7%).  The Cyclone #27H was completed with a perforated interval of 8,278 feet and tested 733 Bbls/d and 428 Mcf/d, or 831 Boe/d (three-stream) on a 22/64’’ choke. The well has recently established a 30-day production rate of 687 Boe/d, consisting of 609 barrels of oil per day (88%), 39 barrels of natural gas liquids (6%), and 282 Mcf per day of natural gas (6%).  On average, these two new wells have recovered 14% of their frac load, to date.

Pirate

In Wilson County, no new wells were completed during the three months ended September 30, 2017.  The Pirate leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2017.

Eagle Ford Shale Trend - Eastern Region

Brazos & Robertson Counties

Lonestar owns a 50% WI/ 39% NRI in the Wildcat B#1H, which was placed into service in May 2017.  The Wildcat B#1H has now been producing for five months. The Company is encouraged by the productivity of the well, with cumulative production having totaled 225,000 barrels of oil equivalent, which is 65% greater than the average cumulative production from the 20 offset wells drilled by another operator and 23% higher than the most prolific producing offset well.  The Wildcat B#1H was classified as “Probable” in the Company’s third-party reserve report as of December 31, 2016.  In that third-party report, gross reserves were estimated at 840,000 barrels of oil equivalent.  At the request of the Company, our third-party engineer updated its reserves forecast for the Wildcat B#1H to account for actual production results.  The updated reserves estimates yield a 29% increase in forecasted Estimated Ultimate Recovery (“EUR”) to 1,086,000 barrels of oil equivalent.  The results of the Wildcat B#1H are encouraging, as Lonestar has a sizable leasehold position in the Wildcat Area in the deep Eagle Ford section in Brazos County, and notably, has not booked any proved reserves to the area.  Lonestar has 9,555 gross / 6,420 net acres in the Wildcat area, which holds 38 extended-reach drilling locations, based on 800-foot spacing.

Eagle Ford Shale Acquisitions

Karnes, Gonzales, Fayette, Lavaca, DeWitt Counties

Lonestar assumed operatorship of the Marquis and Battlecat Acquisitions on June 15, 2017.  The Company quickly transferred daily operations from third party contractors to Lonestar employees and conducted approximately $2 million of capital improvements on 41 of the 81 wells to bring the wells to the Company’s operational standards.  This spending has resulted in improved performance, reduced maintenance and September’s production represented the highest month of production since April, 2017.

Operating Results

The following discussion relates to our consolidated results of operations, financial condition and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the notes thereto. Comparative results of operations for the period indicated are discussed below.

Results of operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Net Production

	For the three months ended September 30,
	2017	2016	% Change
Crude Oil (Bbls/d):
Eagle Ford Shale	5,250	2,903	81%
Conventional	—	272	-100%
Total Crude Oil	5,250	3,175	65%
Natural Gas Liquids (Bbls/d):
Eagle Ford Shale	1,228	1,237	-1%
Conventional	—	1	-100%
Total NGLs	1,228	1,238	-1%
Natural Gas (Mcf/d):
Eagle Ford Shale	7,105	8,064	-12%
Conventional	—	977	-100%
Total Natural Gas	7,105	9,041	-21%
Oil Equivalent (Boe/d):
Eagle Ford Shale	7,662	5,485	40%
Conventional	—	436	-100%
Total Oil Equivalent	7,662	5,921	29%

Production volumes during the three months ended September 30, 2017 were 7,662 Boe/d, an increase of 29% from 5,921 Boe/d during the three months ended September 30, 2016. The increase in our average daily production is primarily the result of Lonestar’s acquisition of the Marquis and Battlecat properties at the end of the second quarter of 2017, which contributed 1,883 Boe/d for the three months ended September 30, 2017.  The comparisons for the period are also impacted by the prior sale of our Conventional assets, which contributed 436 Boe/d for the three months ended September 30, 2016 and 0 Boe/d for the three months ended September 30, 2017.

          Sequentially, Lonestar reported a 36% increase in net oil and gas production, increasing production to 7,662 Boe/d during the three months ended September 30, 2017 compared to 5,635 Boe/d during the three months ended June 30, 2017. For the three months ended September 30, 2017, approximately 69% of our production was crude oil, 16% was NGLs and 15% was natural gas.

•

Net production from our Eagle Ford Shale assets averaged approximately 7,662 Boe/d in the three months ended September 30, 2017, a 40% increase over the approximate 5,485 Boe/d in the three months ended September 30, 2016. Approximately 85% of our Eagle Ford production in the three months ended September 30, 2017 was liquid hydrocarbons. Sequentially, Lonestar reported a 36% increase in net oil and gas production in its Eagle Ford Shale assets, increasing production to 7,662 Boe/d during the three months ended September 30, 2017 compared to 5,635 Boe/d during the three months ended June 30, 2017.

•

Net production from our Conventional properties was 0 Boe/d in the three months ended September 30, 2017 compared to 436 Boe/d in the three months ended September 30, 2016 due to the divestiture of our Conventional assets in the second half of 2016.

Average Sales Price

	For the three months ended September 30,
	2017	2016	% Change
Crude Oil ($/Bbls):
Eagle Ford Shale	$47.96	$42.11	14%
Conventional	—	41.46	-100%
Total Crude Oil	$47.96	$42.05	14%
Natural Gas Liquids ($/Bbls):
Eagle Ford Shale	$16.19	$9.33	73%
Conventional	—	6.16	-100%
Total NGLs	$16.19	$9.33	74%
Natural Gas ($/Mcf):
Eagle Ford Shale	$2.90	$2.67	8%
Conventional	—	2.29	-100%
Total Natural Gas	$2.90	$2.63	10%
Oil Equivalent ($/Boe):
Eagle Ford Shale	$38.14	$28.33	35%
Conventional	—	31.05	-100%
Total Oil Equivalent, excluding the effect from hedging	$38.14	$28.53	34%
Total Oil Equivalent, including the effect from hedging	$40.66	$40.03	2%

The average wellhead price for our production in the three months ended September 30, 2017 was $38.14 per Boe, a 34% increase compared to the average price in the comparable period in 2016. Reported wellhead realizations were positively influenced by a 7% increase in the crude oil benchmark price (West Texas Intermediate) and a 3% increase in the natural gas benchmark price (Henry Hub) between these periods. The Company also benefited from its ongoing ability to negotiate better local discounts to the benchmarks.  Our crude oil hedge positions added $3.69 per barrel of oil sold or $2.53 per Boe.

•

The average wellhead price for our Eagle Ford Shale production in the three months ended September 30, 2017 was $38.14 per Boe, which was 35% higher than the average price in the comparable period in 2016 due to the increase in the crude oil and natural gas benchmark prices.

•	The average wellhead price for our Conventional properties in the three months ended September 30, 2017 was $0.00 per Boe, due to the divestiture of our Conventional assets in the second half of 2016.

Revenues

	For the three months ended September 30,
($ in thousands)	2017	2016	% Change
Oil Revenues:
Eagle Ford Shale	$23,162	$11,247	106%
Conventional	—	1,038	-100%
Total Oil Revenues	$23,162	$12,285	89%
NGLs Revenues:
Eagle Ford Shale	$1,831	$1,063	72%
Conventional	—	0	-100%
Total NGLs Revenues	$1,831	$1,063	72%
Natural Gas Revenues:
Eagle Ford Shale	$1,890	$1,984	(5)%
Conventional	—	206	-100%
Total Natural Gas Revenues	$1,890	$2,190	-14%
Total Wellhead Revenues:
Eagle Ford Shale	$26,883	$14,294	88%
Conventional	—	1,244	-100%
Total Wellhead Revenues	$26,883	$15,538	73%

Wellhead revenues in the three months ended September 30, 2017 were $26.9 million, a 73% increase from $15.5 million from the comparable period in 2016. This increase in revenue was a result of a 29% increase in production and a 34% increase in realizations. We also realized favorable crude oil hedge cash settlements, which added $1.8 million in gains on commodity derivatives for the three months ended September 30, 2017.

•

Wellhead revenues for our Eagle Ford Shale assets in the three months ended September 30, 2017 were $26.9 million, an 88% increase from the comparable period in 2016 as a result of a 35% increase in wellhead price realizations coupled with a 40% increase in production in the three months ended September 30, 2017.

•

Wellhead revenues for our Conventional properties in the three months ended September 30, 2017 were $0.0 million, compared to $1.2 million, due to the divestiture of our Conventional assets in the second half of 2016.

Costs and Expenses

The table below presents a detail of costs and expenses for the periods indicated.

	For the three months ended September 30,
(In thousands, except expense per Boe)	2017	2016	% Change
Operating Expenses:
Lease operating and gas gathering	$ 4,515	4,006	13%
Production, ad valorem, and severance taxes	1,541	907	70%
Depreciation, depletion and amortization	15,929	10,718	49%
General and administrative	2,298	2,870	-20%
Rig standby expense	61	364	-83%

Operating Expenses per Boe:
Lease operating and gas gathering	$ 6.40	$ 7.36	-13%
Production, ad valorem, and severance taxes	2.19	1.67	31%
Depreciation, depletion and amortization	22.60	19.68	15%
General and administrative	3.26	5.27	-38%

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

Our lease operating expenses increased $0.5 million (13%) in the three months ended September 30, 2017 to $4.5 million from $4.0 million in the comparable period in 2016.  However, on a unit-of-production basis, our lease operating expenses decreased 13% from $7.36 per Boe in the three months ended September 30, 2016 to $6.40 per Boe in the three months ended September 30, 2017 due to our ability to integrate our recent Eagle Ford Shale acquisitions on a cost-effective basis, as well as reduced operating expenses associated with the sale of our Conventional assets in the second half of 2016.

Sequentially, our lease operating expense increased by 28%, or $1.0 million to $4.5 million in the three months ended September 30, 2017 from $3.5 million in the three months ended June 30, 2017.  Increased lease operating expenses are a function of the acquisition of 81 gross Eagle Ford Shale wells, which added 1,883 Boe/d of production in the three months ended September 30, 2017.  On a unit-of-production basis, we reduced our lease operating expenses by 7% sequentially to $6.40 per Boe in the three months ended September 30, 2017, from $6.87 per Boe in the three months ended June 30, 2017.

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

Our total production, severance and ad valorem taxes in the three months ended September 30, 2017 were $1.5 million, an increase of $0.6 million (70%) to $0.9 million from the comparable period in 2016 primarily due to the 29% increase in production.

Rig Standby Expense

The Company incurred rig standby expense of $0.1 million in the three months ended September 30, 2017, compared to $0.4 million in the three months ended September 30, 2016.

Depreciation, Depletion and Amortization (DD&A)

	For the three months ended September 30,
	2017	2016
	(In thousands)
DD&A of proved oil and gas properties	$15,658	$10,498
Depreciation of other property and equipment	233	167
Accretion of asset retirement obligations	38	53
Depreciation, Depletion and Amortization	$15,929	$10,718

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

DD&A in the three months ended September 30, 2017 was $15.9 million, increased 49% from the comparable period in 2016 due to Lonestar’s acquisition of the Marquis and Battlecat properties which helped increase production 29% as well as the sale of our Conventional assets that held fully depleted producing properties. On a unit of production basis, DD&A increased 15% from $19.68 in the three months ended September 30, 2016 to $22.60 in the three months ended September 30, 2017 due to the sale of our Conventional assets that held fully depleted producing properties.

Sequentially, Lonestar reported a 27% increase in DD&A, increasing DD&A to $15.9 million during the three months ended September 30, 2017, compared to $12.5 million during the three months ended June 30, 2017.  Increased DD&A is a function of the acquisition of 81 gross Eagle Ford Shale wells which added 1,883 Boe/d of production in the three months ended September 30, 2017.  On a unit of production basis, we reduced our DD&A 8% sequentially to $22.60 per Boe in the three months ended September 30, 2017, from $24.48 per Boe in the three months ended June 30, 2017 due to Lonestar’s acquisition of the Marquis and Battlecat properties which have lower depletion rates per Boe.

Impairment of Oil and Gas Properties

The Company did not record impairment expense for the three months ended September 30, 2017, a decrease of $29.1 million from the three months ended September 30, 2016.

General and Administrative (G&A) Expenses

G&A expenses decreased $0.6 million to $2.3 million in the three months ended September 30, 2017 from $2.9 million from the comparable period in 2016. On a unit of production basis, we decreased our G&A expense by 38% from $5.27 per Boe in the three months ended September 30, 2016 to $3.26 per Boe in the three months ended September 30, 2017.

Interest Expense

Our interest expense in the three months ended September 30, 2017 was $5.0 million, a decrease of 13% from $5.8 million from the comparable period in 2016 due to the repayment of our Second Lien Notes and the partial repurchase of the 8.750% Senior Notes. On a unit of production basis, we reduced our interest expense by 48% from $13.49 per Boe in the three months ended September 30, 2016 to $7.05 per Boe in the three months ended September 30, 2017.

	For the three months ended September 30,
	2017	2016
	(In thousands)
Interest expense on 8.750% Senior Notes	$3,129	$4,268
Interest expense on Second Lien Notes	—	505
Interest expense on Senior Secured Credit Facility	1,831	969
Other interest expense	71	9
Interest expense, net	$5,031	$5,751

Gains (Losses) on Derivative Financial Instruments

In the three months ended September 30, 2017, we recognized a non-cash loss of $9.4 million on our commodity derivative contracts related to the change in mark-to-market value of our derivative contracts and while recording a $1.8 million realized gain on settlement of our commodity derivative contracts during the quarter. Settlement of the crude oil hedge positions added $3.69 per barrel to crude oil price realization during the three months ended September 30, 2017.

Income Taxes

As a result of the net loss before income tax of $11.5 million in the three months ended September 30, 2017 and net loss before income tax of $9.6 million in three months ended September 30, 2016, we recorded an income tax benefit of $4.7 million in the 2017 period and an income tax expense of $1.7 million in the 2016 period.

Net Income (Loss) Before Taxes

As a result of the $11.3 million (73%) increase in revenue caused by the increase in crude oil and natural gas benchmark prices, a $29.1 million decrease in impairment expense, a $0.7 million decrease in interest expense, and an unrealized gain on warrants of $1.0 million, offset by an increase in loss on derivatives of $9.3 million, a $5.2 million increase in DD&A, and a $29.4 million decrease in gain on disposal of bonds, we recorded a net loss before income tax of $11.5 million in the three months ended September 30, 2017 compared to net loss before income tax of $9.6 million in the three months ended September 30, 2016.

Results of operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Net Production

	For the nine months ended September 30,
	2017	2016	% Change
Crude Oil (Bbls/d):
Eagle Ford Shale	4,026	3,192	26%
Conventional	—	330	-100%
Total Crude Oil	4,026	3,522	14%
Natural Gas Liquids (Bbls/d):
Eagle Ford Shale	1,055	1,220	-14%
Conventional	—	7	-100%
Total NGLs	1,055	1,227	-14%
Natural Gas (Mcf/d):
Eagle Ford Shale	6,682	8,386	-20%
Conventional	—	1,209	-100%
Total Natural Gas	6,682	9,595	-30%
Oil Equivalent (Boe/d):
Eagle Ford Shale	6,194	5,810	7%
Conventional	—	538	-100%
Total Oil Equivalent	6,194	6,348	-2%

Production volumes during the nine months ended September 30, 2017 were 6,194 Boe/d, a decrease of 2% from 6,348 Boe/d during the nine months ended September 30, 2016. The decrease in our average daily production is primarily the result of Lonestar’s sale of its Conventional assets in the second half of 2016, which had contributed 538 Boe/d for the nine months ended September 30, 2016, and reduced drilling activity in the second half of 2016, which yielded natural production declines through the first quarter of 2017. These decreases were partially offset by renewed drilling in 2017, as well as our recent acquisitions of the Battlecat and Marquis properties, which closed on June 15, 2017.  For the nine months ended September 30, 2017, approximately 65% of our production was crude oil, 17% was NGLs and 18% was natural gas.

•

Net production from our Eagle Ford Shale assets averaged approximately 6,194 Boe/d in the nine months ended September 30, 2017, a 7% increase over the approximate 5,810 Boe/d in the nine months ended September 30, 2016. Approximately 82% of our Eagle Ford production in the nine months ended September 30, 2017 was liquid hydrocarbons.

•

Net production from our Conventional properties was 0 Boe/d in the nine months ended September 30, 2017 compared to 538 Boe/d in the nine months ended September 30, 2016 due to the divestiture of our Conventional assets in the second half of 2016.

Average Sales Price

	For the nine months ended September 30,
	2017	2016	% Change
Crude Oil ($/Bbls):
Eagle Ford Shale	$47.99	$37.80	27%
Conventional	—	37.01	-100%
Total Crude Oil	$47.99	$37.73	27%
Natural Gas Liquids ($/Bbls):
Eagle Ford Shale	$16.74	$8.00	109%
Conventional	—	5.98	-100%
Total NGLs	$16.74	$7.99	110%
Natural Gas ($/Mcf):
Eagle Ford Shale	$2.78	$2.08	34%
Conventional	—	2.04	-100%
Total Natural Gas	$2.78	$2.07	34%
Oil Equivalent ($/Boe):
Eagle Ford Shale	$37.04	$25.45	46%
Conventional	—	27.32	-100%
Total Oil Equivalent, excluding the effect from hedging	$37.04	$25.61	45%
Total Oil Equivalent, including the effect from hedging	$39.31	$38.72	2%

The average wellhead price for our production in the nine months ended September 30, 2017 was $37.04 per Boe, which was 45% higher than the average price in the comparable period in 2016. Reported wellhead realizations were driven higher by increases in both the crude oil and natural gas benchmarks between the periods. In addition to the increases in benchmark prices, our crude oil hedge positions added $3.49 per barrel of oil or $2.27 per barrel of oil equivalent.

•

The average wellhead price for our Eagle Ford Shale production in the nine months ended September 30, 2017 was $37.04 per Boe, which was 46% higher than the average price in the comparable period in 2016 due to the significant increases in the crude oil and natural gas benchmarks.

•	The average wellhead price for our Conventional properties in the nine months ended September 30, 2017 was $0.00 per Boe, due to the divestiture of our Conventional assets in the second half of 2016.

Revenues

	For the nine months ended September 30,
($ in thousands)	2017	2016	% Change
Oil Revenues:
Eagle Ford Shale	$52,742	$33,063	60%
Conventional	—	3,341	-100%
Total Oil Revenues	$52,742	$36,404	45%
NGLs Revenues:
Eagle Ford Shale	$4,820	$2,673	80%
Conventional	—	12	-100%
Total NGLs Revenues	$4,820	$2,685	80%
Natural Gas Revenues:
Eagle Ford Shale	$5,072	$4,772	6%
Conventional	—	676	-100%
Total Natural Gas Revenues	$5,072	$5,448	-7%
Total Wellhead Revenues:
Eagle Ford Shale	$62,634	$40,508	55%
Conventional	—	4,029	-100%
Total Wellhead Revenues	$62,634	$44,537	41%

Wellhead revenues in the nine months ended September 30, 2017 were $62.6 million, a 41% increase from $44.5 million compared to the comparable period in 2016. These increases in revenue were a result of increases in benchmark prices. We also realized favorable crude oil hedge cash settlements, which added $3.8 million in gains on commodity derivatives for the nine months ended September 30, 2017.

•

Wellhead revenues for our Eagle Ford Shale in the nine months ended September 30, 2017 were $62.6 million, a 55% increase from the comparable period in 2016 as a result of a 46% increase in wellhead price realizations, coupled with a 7% increase in production in the nine months ended September 30, 2017.

•

Wellhead revenues for our Conventional properties in the nine months ended September 30, 2017 were $0.0 million, compared to $4.0 million from the comparable period in 2016 as a result of the divestiture of our Conventional assets in the second half of 2016.

Costs and Expenses

The table below presents a detail of costs and expenses for the periods indicated.

	For the nine months ended September 30,
(In thousands, except expense per Boe	2017	2016	% Change
Operating Expenses:
Lease operating and gas gathering	$10,992	$12,764	-14%
Production, ad valorem, and severance taxes	3,656	3,046	20%
Depreciation, depletion and amortization	40,623	38,461	6%
General and administrative	7,940	8,501	-7%
Rig standby expense	61	2,261	-97%

Operating Expenses per Boe:
Lease operating and gas gathering	$6.50	$7.34	-11%
Production, ad valorem, and severance taxes	2.16	1.75	23%
Depreciation, depletion and amortization	24.02	22.11	9%
General and administrative	4.70	4.89	-4%

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

Our total lease operating expenses decreased 14% in the nine months ended September 30, 2017 to $11.0 million from the comparable period in 2016 due to a 2% decrease in production as well as operational efficiencies by implementing salt water disposals at multiple properties.  On a unit-of-production basis, our lease operating expenses decreased 11% from $7.34 per Boe in the nine months ended September 30, 2016 to $6.50 per Boe in the nine months ended September 30, 2017.

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

Our total production, severance, and ad valorem taxes were $3.7 million in the nine months ended September 30, 2017 compared to $3.0 million in the comparable period in 2016.

Rig Standby Expense

The Company incurred rig standby expense of $0.1 million in the nine months ended September 30, 2017, compared to $2.3 million in the nine months ended September 30, 2016.

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

DD&A in the nine months ended September 30, 2017 was $40.6 million, a 6% increase from $38.5 million in the comparable period in 2016 primarily due to the sale of our Conventional assets that held fully depleted producing properties. On a unit of production basis, DD&A increased 9% from $22.11 per Boe in the nine months ended September 30, 2016 to $24.02 per Boe in the nine months ended September 30, 2017.

	For the nine months ended September 30,
	2017	2016
	(In thousands)
DD&A of proved oil and gas properties	$39,959	$37,839
Depreciation of other property and equipment	568	462
Accretion of asset retirement obligations	96	160
Depreciation, Depletion and Amortization	$40,623	$38,461

Impairment of Oil and Gas Properties

The Company recorded impairment expense of $27.1 million for the nine months ended September 30, 2017 relating to its West Poplar property in Montana, a 13% decrease from the $32.1 million recorded in the nine months ended September 30, 2016 relating primarily to its conventional properties in Texas.

General and Administrative (G&A) Expenses

G&A expense in the nine months ended September 30, 2017 was $7.9 million, a decrease of 7% from $8.5 in the comparable period in 2016.  On a unit of production basis, we decreased our G&A expense by 4% from $4.89 per Boe in the three months ended September 30, 2016 to $4.70 per Boe in the three months ended September 30, 2017.

Interest Expense

Our interest expense in the nine months ended September 30, 2017 was $15.4 million, a decrease of $1.5 million from $17.0 million from the comparable period in 2016 due to the incurrence of a $1.1 million early payment premium for the Company paying off its second lien debt, which bore a higher interest rate. On a unit of production basis, interest expense increased 12% from $9.38 per Boe in the three months ended September 30, 2016 to $10.56 per Boe in the six months ended September 30, 2017.

	For the nine months ended September 30,
	2017	2016
	(In thousands)
Interest expense on 8.750% Senior Notes	$9,809	$13,893
Interest expense on Second Lien Notes	2,016	505
Interest expense on Senior Secured Credit Facility	3,535	2,535
Other interest expense	88	28
Interest expense, net	$15,448	$16,961

Gains (Losses) on Derivative Financial Instruments

In the nine months ended September 30, 2017, we recognized a non-cash $2.7 million gain on our commodity derivative contracts related to the change in fair value of our derivative contracts and a $3.8 million realized gain on settlement of our commodity derivative contracts. Settlement of the crude oil hedge positions added $3.49 per barrel to crude oil price realization.

Income Taxes

As a result of the net loss before income tax of $42.2 million in the nine months ended September 30, 2017 and net loss before income tax of $45.8 million from the comparable period in 2016, we recorded income tax benefit of $15.3 million and $10.4 million in the nine months ended September 30, 2017 and 2016, respectively.

Net Income (Loss) Before Taxes

As a result of an increase of $18.1 million (41% ) in revenue caused by the increase in crude oil and natural gas benchmark prices, an increase in gain on derivatives of $9.9 million, an unrealized gain on warrants of $3.9 million, a decrease in lease operating expense $1.8 million, a $1.5 million decrease in interest expense, and a decrease in impairment expense of $4.0 million, offset by an increase in DD&A of $2.2 million, a $29.4 million decrease in gain on disposal of bonds, and acquisition costs of $3.1 million, we recorded a net loss before income tax of $42.2 million in the nine months ended September 30, 2017 compared to a net loss before income tax of $45.8 million in the nine months ended September 30, 2016.

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

At September 30, 2017, we had $4.8 million in cash and cash equivalents and approximately $31.9 million of additional availability under our Senior Secured Credit Facility.  Based on current commodity prices, we believe that our drilling program will generate increases in the borrowing base associated with our Senior Secured Credit Facility.  Combined with our plans to keep capital spending and cash flow from operations in general balance in 2018, we believe that our existing cash and cash equivalents, cash expected to be generated from operations and the availability of borrowing under our Senior Secured Credit Facility as well as additional capital raised through future debt financing will be sufficient to meet our liquidity requirements, anticipated capital expenditures and payments due under our existing credit facility and notes outstanding for at least the next 12 months. We are in active discussions to refinance our 8.750% Senior Notes due April 2019 on terms that are acceptable to the Company, which will also provide to extend the term of the Senior Secured Credit Facility.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the nine months ended September 30,
($ in thousands)	2017	2016
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$28,467	$18,234
Investing activities	(177,529)	(25,453)
Financing activities	147,806	8,916
Effect of exchange rate changes on cash and cash equivalents	—	(29)
Decrease in cash and cash equivalents	$(1,256)	$1,668

Net Cash Provided By Operating Activities

Net cash provided by operating activities increased $10.3 million from $18.2 million in the nine months ended September 30, 2016 to $28.5 million in the nine months ended September 30, 2017. This increase is primarily due to a decrease in net loss of $8.5 million, a $2.7 million increase in non-cash interest expense, a $29.4 million decrease in gain on disposal of bonds, a $0.9 million decrease in gain on disposal of oil and gas properties, an $8.8 million increase in operating assets and liabilities, and an increase in DD&A of $2.2 million, offset by a $19.4 million dollar decrease in settlements of derivative financial instruments, a $4.0 million decrease in impairment of oil and gas properties, a $5.6 million increase in deferred taxes, a $9.9 million increase in non-cash gain on derivative financial instruments, and a $3.9 million increase in unrealized gain on equity warrants during the nine months ended September 30, 2017.

Net Cash Used In Investing Activities

Net cash used in investing activities increased $152.0 million from $25.5 million in the nine months ended September 30, 2016 to $177.5 million in the nine months ended September 30, 2017. This increase is due to a $105.9 million increase in the acquisition of oil and gas properties, a $32.0 million increase in the development of oil and gas properties, an $11.4 million increase in purchases of other property and equipment, and a decrease in proceeds from sales of oil and gas properties of $2.7 million.

Net Cash Provided By Financing Activities

Net cash provided by financing activities increased $138.9 million from $8.9 million used during the nine months ended September 30, 2016 to $147.8 million provided in the nine months ended September 30, 2017. The increase was due to increased borrowings and equity issuances of $117.1 million and decrease payments on bank borrowings of $27.3 million, offset by costs to issue debt and equity of $5.5 million in the nine months ended September 30, 2017.

Hedging

The following table provides a summary of our derivative contracts as of September 30, 2017:

Instrument	Total Volume	Settlement Period	Fixed Price
Oil – WTI Fixed Price Swap	27,600 Bbl	October – December 2017	$51.05
Oil – WTI Fixed Price Swap	18,400 Bbl	October – December 2017	50.60
Oil – WTI Fixed Price Swap	92,000 Bbl	October – December 2017	52.90
Oil – WTI Fixed Price Swap	46,000 Bbl	October – December 2017	56.00
Oil – WTI Fixed Price Swap	95,600 Bbl	October – December 2017	49.85
Oil – WTI Fixed Price Swap	365,000 Bbl	January – December 2018	54.18
Oil – WTI Fixed Price Swap	182,500 Bbl	January – December 2018	55.65
Oil – WTI Fixed Price Swap	182,500 Bbl	January – December 2018	55.50
Oil – WTI Fixed Price Swap	292,000 Bbl	January – December 2018	47.10
Oil – WTI Fixed Price Swap	509,000 Bbl	January – December 2018	50.17
Oil – WTI Fixed Price Swap	508,900 Bbl	January – December 2019	50.40
Oil – WTI Fixed Price Swap	560,700 Bbl	January – December 2019	48.04
Oil – WTI Fixed Price Swap	203,600 Bbl	January – June 2020	48.90
Natural Gas – Henry Hub NYMEX Fixed Price Swap	644,000 MMBtu	October – December 2017	3.36
Natural Gas – Henry Hub NYMEX Fixed Price Swap	1,825,000 MMBtu	January – December 2018	3.09

Instrument	Total Volume	Settlement Period	Puts	Calls
Oil – 3 Way Collar	85,000 Bbl	October – December 2017	$ 40.00 / 60.00	$85.00
Oil – 2 Way Collar	182,500 Bbl	January – December 2018	50.00	59.45

At September 30, 2017, the Company held the derivative contracts listed in the table above, which aggregate to 364,600 barrels or 3,963 barrels of oil per day for the remainder of 2017, 1,713,500 barrels or 4,695 barrels of oil per day for 2018, 1,069,600 barrels or 2,930 barrels per day for 2019, and 203,600 barrels or 1,119 barrels of oil per day through June of 2020. Our 2017 derivative contracts consist of 3,039 Bbls/d swaps at a volume weighted average price of $52.03 per Bbl and three-way collars covering 923 Bbls/d, which provide an effective floor of $55.25 per Bbl with WTI prices between $40.00 per Bbl and $60.00 per Bbl, and also gives upside to $80.25 per Bbl. Our 2018 derivative contracts consist of 4,195 Bbls/d swaps at a volume weighted average price of $51.83 per Bbl and two-way collars covering 500 Bbls/d with a price ceiling of $59.45 per Bbl. Our 2019 derivative contracts consist of 2,930 Bbls/d swaps at a price of $49.16. Our 2020 derivative contracts consist of 1,119 Bbls/d thru June at a price of $48.90 per Bbl.

The above natural gas derivative contract equates to 644,000 MMBtu or 7,000 MMBtu per day for the remainder of 2017 at a fixed price of $3.36 per MMBtu and 1,825,000 MMBtu or 5,000 MMBtu per day for 2018 at a fixed price of $3.09 per MMBtu.

Subsequent to the quarter ended September 30, 2017, the Company entered into an additional WTI crude oil swap for 2019 which added an additional 401,500 barrels or 1,100 barrels per day at a price of $50.90 per barrel.

Debt

As of September 30, 2017, we had an aggregate of $286.4 million of indebtedness, including $128.1 million drawn on our Senior Secured Credit Facility, $151.8 million (less an unamortized discount of $1.1 million and debt issuance costs of $0.6 million) on our 8.750% Senior Notes, $7.9 million of mortgage debt and $0.3 million of other long-term notes.

Senior Secured Credit Facility

As of September 30, 2017 LRAI had outstanding borrowings of approximately $128.1 million under the Senior Secured Credit Facility, which was subject to an average interest rate of approximately 5.49% and 5.17% during the three and nine months ended September 30, 2017, respectively. Additionally, the Senior Secured Credit Facility may be used for loans and, subject to a $2,500,000 sub-limit, letters of credit. LRAI has $500,000 of advances on the letter of credit as of September 30, 2017. The borrowing base under the Senior Secured Credit Facility can be redetermined up or down by the lenders based on, among other things, their evaluation of our oil and natural gas reserves. Effective as of May 19, 2016, the borrowing base was reduced to $120 million. Effective as of November 23, 2016, the borrowing base was reduced from $120 million to $112 million. In connection with closing the Marquis

Acquisition and the Battlecat Acquisition, on June 15, 2017, LRAI entered into the Sixth Amendment and Joinder to Credit Agreement (the “Sixth Amendment”) to its Credit Agreement, dated as of July 28, 2015, among LRAI, the subsidiary guarantors party thereto, the several lenders party thereto and Citibank, N.A., in its capacity as administrative agent and as issuing bank. Pursuant to the Sixth Amendment, the Credit Agreement was amended to (i) increase the borrowing base from $112 million to $160 million until redetermined or adjusted in accordance with the Credit Agreement Under the Sixth Amendment, redeterminations are scheduled semi-annually to occur during May and November of each year. The next borrowing base redetermination is scheduled for November 2017.

With borrowings outstanding of $128.1 million and letters of credit of $0.5 million, borrowing availability at September 30, 2017 was $31.4 million.

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

During 2016, LRAI issued $38.0 million in aggregate principal amount of Second Lien Notes and the Company issued the Warrants to purchase 760,000 shares of its Class A voting common stock. The Company recorded an equity warrant liability of approximately $5.1 million which was the fair value amount at the date of issuance. The Warrants were adjusted to fair value at September 30, 2017 which resulted in a gain on the Warrants of approximately $0.4 million for the three months ended September 30, 2017. Proceeds from the Second Lien Notes issuance were used to repurchase approximately $68.2 million in aggregate principal amount of the 8.750% Senior Notes in privately negotiated open market repurchases with holders of such notes, and to pay related fees and expenses related to the foregoing. The repurchase amounts paid were approximately $36.2 million in cash. Net of related fees, such repurchases resulted in a gain on debt extinguishment of approximately $28.5 million.

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

Capital Expenditures

Historical capital expenditures

The table below summarizes our capital expenditures incurred for the periods listed below. Future drilling in 2017 will be dictated by cash flow.

	Three Months Ended			Nine months ended
($ in thousands)	March 31, 2017	June 30, 2017	September 30, 2017	September 30, 2017
Acquisition of oil and gas properties	$1,563	$106,616	$852	$109,031
Development of oil and gas properties	19,076	18,674	19,168	56,918
Purchases of other property and equipment	13	1,509	10,058	11,580
Total capital expenditures, net	$20,652	$126,799	$30,078	$177,529

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that can affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We analyze our estimates and judgments, including those related to oil, NGLs and natural gas revenues, oil and natural gas properties, impairment of long-lived assets, fair value of derivative instruments, asset and retirement obligations and income taxes, and we base our estimates and judgments on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from our estimates. The policies of particular importance to the portrayal of our financial position and results of operations and that require the application of significant judgment or estimates by our management are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K as reported and filed with the SEC on March 23, 2017 (our “2016 10-K”). As of September 30, 2017, there were no significant changes to any of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

See “Note 2. Recently Issued Accounting Pronouncements” in the Notes to Unaudited Consolidated Financial Statements in this report for discussion of recently issued and adopted accounting standards affecting the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks as of September 30, 2017 from those disclosed in our 2016 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Index

		Incorporated by Reference .
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Scheme Implementation Agreement, by and between Lonestar Resources US Inc. and Lonestar Resources Limited, executed on December 28, 2015	10-12B	001-37670	2.1	12/31/15
2.2	Purchase and Sale Agreement by and between Lonestar Resources US Inc. and Battlecat Oil & Gas, LLC, dated as of May 26, 2017	8-K	001-37670	2.1	6/2/17
2.3	Amendment No. 1, dated June 15, 2017, to the Purchase and Sale Agreement, by and between Lonestar Resources US Inc. and Battlecat Oil & Gas, LLC, dated May 26, 2017	8-K	001-37670	2.1	6/21/17
2.4	Purchase and Sale Agreement by and between Lonestar Resources US Inc. and SN Marquis LLC, dated as of May 26, 2017	8-K	001-37670	2.2	6/2/17
2.5	Amendment No. 1, dated June 15, 2017, to the Purchase and Sale Agreement by and between Lonestar Resources US Inc. and SN Marquis LLC, dated as of May 26, 2017	8-K	001-37670	2.2	6/21/17
3.1	Certificate of Incorporation of Lonestar Resources US Inc.	10-12B	001-37670	3.1	12/31/15
3.2	Certificate of Amendment to the Certificate of Incorporation of Lonestar Resources US Inc.	10-K	001-37670	3.2	3/23/17
3.3	Certificate of Amendment to Certificate of Incorporation of Lonestar Resources US Inc., dated May 24, 2017	8-K	001-37670	3.1	5/26/17
3.4	Amended and Restated Bylaws of Lonestar Resources US Inc.	8-K	001-37670	3.1	4/7/17
3.5	Certificate of Designations of Series B Convertible Preferred Stock	8-K	001-37670	3.1	6/21/17
3.6	Certificate of Designations of Series A-1 Convertible Participating Preferred Stock	8-K	001-37670	3.2	6/21/17
3.7	Certificate of Designations of Series A-2 Convertible Participating Preferred Stock	8-K	001-37670	3.3	6/21/17
4.1	Registration Rights Agreement dated August 2, 2016 by and among Lonestar Resources US Inc., Leucadia National Corporation and Juneau Energy, LLC.	8-K	001-37670	4.1	8/3/16
4.2	Amendment No. 1, dated June 15, 2017, to the Registration Rights Agreement by and among Lonestar Resources US Inc., Leucadia National Corporation and Juneau Energy, LLC (n/k/a JETX Energy, LLC)	8-K	001-37670	4.4	6/21/17
4.3	Registration Rights Agreement, dated October 26, 2016 between Lonestar Resources US Inc. and EF Realisation Company Limited	8-K	001-37670	4.1	11/1/16
4.4	Amendment No. 1, dated June 15, 2017, to the Registration Rights Agreement by and between Lonestar Resources US Inc. and EF Realisation Company Limited	8-K	001-37670	4.5	6/21/17
4.5	Registration Rights Agreement, dated as of June 15, 2017, by and between Lonestar Resources US Inc. and Battlecat Oil & Gas, LLC	8-K	001-37670	4.1	6/21/17

4.6	Registration Rights Agreement, dated as of June 15, 2017, by and between Lonestar Resources US Inc. and SN UR Holdings, LLC	8-K	001-37670	4.2	6/21/17
4.7	Registration Rights Agreement, dated as of June 15, 2017, by and between Lonestar Resources US Inc. and Chambers Energy Capital III, LP	8-K	001-37670	4.3	6/21/17
10.1	Lonestar Resources US Inc. Amended and Restated 2016 Incentive Plan, as amended as of May 24, 2017	8-K	001-37670	10.1	5/26/17
10.2	Securities Purchase Agreement by and between Lonestar Resources US Inc., and Chambers Energy Capital III, LP, dated May 26, 2017	8-K	001-37670	10.1	6/2/17
10.3	Amended and Restated Securities Purchase Agreement by and between Lonestar Resources US Inc., and Chambers Energy Capital III, LP, dated June 15, 2017	8-K	001-37670	10.1	6/21/17
10.4	Sixth Amendment and Joinder dated June 15, 2017 to the Credit Agreement dated July 28, 2015 by and among Lonestar Resources America, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., Inc. as administrative agent and issuing bank	8-K	001-37670	10.2	6/21/17
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONESTAR RESOURCES US INC. (Registrant)

Date: November 13, 2017	By:	/s/ Frank D. Bracken, III
Frank D. Bracken, III
Chief Executive Officer

Date: November 13, 2017	By:	/s/ Douglas W. Banister
Douglas W. Banister
Chief Financial Officer