Form 10-Q
period 2018-03-31
Lonestar Resources US Inc.
filed 2018-05-14
CIK 1661920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-37670

Lonestar Resources US Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-0874035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Boland Street, Suite 301, Fort Worth, TX	76107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 921-1889

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2018, the registrant had 24,637,127 shares of Class A voting common stock, par value $0.001 per share, outstanding.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Lonestar Resources US Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$2,038	$2,538
Accounts receivable
Oil, natural gas liquid and natural gas sales	12,537	12,289
Joint interest owners and others, net	770	794
Related parties	70	162
Derivative financial instruments	385	472
Prepaid expenses and other	1,509	2,365
Total current assets	17,309	18,620
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	783,356	750,226
Unproved properties	79,091	78,655
Other property and equipment	16,668	15,763
Less accumulated depletion, depreciation, amortization	(274,630)	(259,382)
Net property and equipment	604,485	585,262
Derivative financial instruments	245	—
Other non-current assets	2,479	2,918
Total assets	$624,518	$606,800
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$25,466	$25,901
Accounts payable -- related parties	321	389
Oil, natural gas liquid and natural gas sales payable	8,714	8,747
Accrued liabilities	20,715	16,583
Derivative financial instruments	19,556	12,336
Total current liabilities	74,772	63,956
Long-term liabilities
Long-term debt	325,759	301,155
Asset retirement obligations	5,723	5,649
Deferred tax liabilities, net	4,891	8,105
Equity warrant liability	560	508
Equity warrant liability -- related parties	1,063	963
Derivative financial instruments	10,782	9,802
Other non-current liabilities	2,668	1,316
Total long-term liabilities	351,446	327,498
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 24,634,313 and 24,506,647 issued and outstanding, respectively	142,655	142,655
Class B non-voting common stock, $0.001 par value, 5,000 shares authorized, 2,500 shares issued and outstanding	—	—
Series A-1 convertible participating preferred stock, $0.001 par value, 85,857 and 83,968 shares issued and outstanding, respectively	—	—
Additional paid-in capital	174,477	174,871
Accumulated deficit	(118,832)	(102,180)
Total stockholders' equity	198,300	215,346
Total liabilities and stockholders' equity	$624,518	$606,800

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Oil sales	$33,152	$14,489
Natural gas liquid sales	1,734	1,671
Natural gas sales	1,806	1,456
Total revenues	36,692	17,616
Expenses
Lease operating and gas gathering	4,584	2,956
Production and ad valorem taxes	2,166	1,037
Depreciation, depletion and amortization	15,563	12,142
Loss on sale of oil and gas properties	—	142
General and administrative	3,409	2,670
Other expense	1,568	—
Total expenses	27,290	18,947
Income (loss) from operations	9,402	(1,331)
Other (expense) income
Interest expense	(9,258)	(5,032)
Unrealized (loss) gain on warrants	(152)	2,270
(Loss) gain on derivative financial instruments	(11,156)	8,746
Loss on extinguishment of debt	(8,619)	—
Total other (expense) income, net	(29,185)	5,984
(Loss) income before income taxes	(19,783)	4,653
Income tax benefit (expense)	3,131	(1,587)
Net (loss) income	(16,652)	3,066
Preferred stock dividends	(1,889)	—
Net (loss) income attributable to common stockholders	$(18,541)	$3,066

Net (loss) income per common share
Basic	$(0.75)	$0.14
Diluted	$(0.75)	$0.13

Weighted average common shares outstanding
Basic	24,559,132	21,822,015
Diluted	24,559,132	22,833,615

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share data)

	Class A Voting		Series A-1		Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	24,506,647	$142,655	83,968	$—	$174,871	$(102,180)	$215,346
Payment-in-kind dividends	—	—	1,889	—	—	—	—
Issued pursuant to stock-based compensation plan	127,666	—	—	—	(610)	—	(610)
Stock-based compensation	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	(16,652)	(16,652)
Balance at March 31, 2018	24,634,313	$142,655	85,857	$—	$174,477	$(118,832)	$198,300

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net (loss) income	$(16,652)	$3,066
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of asset retirement obligations	43	20
Depreciation, depletion and amortization	15,520	12,122
Stock-based compensation	450	178
Share based payments	(610)	—
Deferred taxes	(3,213)	1,591
Loss (gain) on derivative financial instruments	11,156	(8,746)
Settlements of derivative financial instruments	(3,116)	1,516
Loss on abandoned property and equipment	170	—
Non-cash interest expense	2,477	581
Unrealized loss (gain) on warrants	152	(2,270)
Changes in operating assets and liabilities:
Accounts receivable	(131)	(2,110)
Prepaid expenses and other assets	(709)	(378)
Accounts payable and accrued expenses	4,310	7,398
Net cash provided by operating activities	9,847	12,968

Cash flows from investing activities
Acquisition of oil and gas properties	(1,605)	(1,563)
Development of oil and gas properties	(31,523)	(19,076)
Purchases of other property and equipment	(1,348)	(13)
Net cash used in investing activities	(34,476)	(20,652)

Cash flows from financing activities
Proceeds from borrowings and related party borrowings	264,565	9,000
Payments on borrowings and related party borrowings	(240,436)	(2,500)
Cost to issue equity	—	(1,000)
Net cash provided by financing activities	24,129	5,500
Net decrease in cash and cash equivalents	(500)	(2,184)
Cash and cash equivalents, beginning of the period	2,538	6,068
Cash and cash equivalents, end of the period	$2,038	$3,884

Supplemental information:
Cash paid for taxes	1,147	—
Cash paid for interest	3,970	912
Non-cash investing and financing activities:
Asset retirement obligation	32	(33)
Increase (decrease) in liabilities for capital expenditures	406	(5,561)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

Organization and Nature of Operations

Lonestar Resources US Inc. (“Lonestar”) is an independent oil and natural gas company focused on the development, production and acquisition of unconventional oil, natural gas liquids (“NGLs”) and natural gas properties in the Eagle Ford Shale play in South Texas, primarily through our subsidiary, Lonestar Resources America, Inc. (“LRAI”).  Lonestar is a Delaware corporation with our common stock listed and traded on the Nasdaq Global Select Market under symbol “LONE”.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Lonestar Resources US Inc., and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”).  Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Company” or “Lonestar,” refer to Lonestar Resources US Inc. and its subsidiaries.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of March 31, 2018 and 2017, our consolidated results of operations for the three months ended March 31, 2018 and 2017, and our consolidated cash flows for the three months ended March 31, 2018 and 2017.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.  Such reclassifications had no impact on our reported net (loss) income, current assets, current liabilities, total liabilities or stockholders’ equity.

Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of common stock outstanding during the period.  Diluted net (loss) income per common share is calculated in the same manner but includes the impact of potentially dilutive securities.  Potentially dilutive securities consist of warrants, equity compensation awards and preferred equity shares under the as-converted method.

The following table is a reconciliation of the weighted average shares used in the basic and diluted net (loss) income per common share calculations for the periods indicated:

	Three Months Ended
	March 31,
(Unaudited)	2018	2017
Basic weighted average common shares outstanding	24,559,132	21,822,015
Potentially dilutive securities
Warrants	—	760,000
Restricted stock units	—	251,600
Diluted weighted average common shares outstanding	24,559,132	22,833,615

Basic weighted average common shares exclude shares of non-vested restricted stock.  As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net (loss) income per common share.

The following securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net (loss) income per share, as their effect would have been antidilutive:

	Three Months Ended
	March 31,
(Unaudited)	2018	2017
Preferred stock	14,004,823	—
Warrants	760,000	—
Stock appreciation rights	690,000	—
Restricted stock units	448,709	—

Note 2. Recent Accounting Pronouncements

Business Combinations.  In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”) in order to clarify the definition of a business as it relates to whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  Effective January 1, 2018, the Company adopted ASU 2017-01, which will not have a material impact on the Company’s consolidated financial statements.

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

Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which created Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).  The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts.  Effective January 1, 2018, the Company adopted ASU 2014-09, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018.  Under the modified retrospective method, the Company recognizes the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of accumulated deficit; however, no significant adjustment was required as a result of adopting the new standard.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606.  The comparative information has not been restated and continues to be reported under historic accounting standards in effect for those periods.  The impact of the adoption of ASU 2014-09 is expected to be immaterial to the Company’s net income on an ongoing basis.  See Note 5. Revenue Recognition, for further discussion.

Note 3. Acquisitions and Divestitures

New Corporate Headquarters

On August 2, 2017, the Company closed on the purchase of an office building in Fort Worth, Texas, with an acquisition price approximating $10 million, to which the Company relocated its corporate operations in February 2018.  In light of the relocation, the Company recorded an impairment charge of $1.6 million in Other Expense on the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2018, primarily reflecting the remaining future minimum rentals of the lease for the Company’s prior corporate office from the date of relocation to the end of the remaining lease term.

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

Pro Forma Information (unaudited)

Had the Battlecat and Marquis acquisitions both occurred on January 1, 2017, our combined pro forma revenue and net loss for the three months ended March 31, 2017, would have been as follows:

Three Months Ended
In thousands, except per share data	March 31, 2017
Pro forma total revenues	$31,401
Pro forma net income attributable to common stockholders	5,427
Pro forma net loss per common share, basic	$0.25
Pro forma net loss per common share, diluted	0.24

Note 4. Commodity Price Risk Activities

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

Inherent in the Company’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company.  At March 31, 2018, the Company had no open physical delivery obligations.

The following table summarizes the Company’s commodity derivative contracts as of March 31, 2018:

	Contract		Volume Hedged	Weighted Average Price
Commodity	Type	Period	(Bbls/MMBtu per day)	Swap	Floor	Ceiling
Oil -WTI	Swaps	April-December 2018	5,134	$53.16	—	—
Oil -WTI	2-Way Collar	April-December 2018	500	—	$50.00	$59.45
Oil -WTI	Swaps	January-December 2019	4,930	51.28	—	—
Oil -WTI	Swaps	January-June 2020	3,378	53.02	—	—
Natural Gas - Henry Hub	Swaps	April-December 2018	5,000	3.09	—	—

During May 2018, the Company entered into additional WTI swaps for 253,400 Bbls at a strike prices of $69.15 per Bbl for the period of July through December 2018.

The Company has not designated any of the commodity derivatives as hedges under the applicable accounting standards.  Consequently, all changes in fair value of these derivatives (realized and unrealized) are included in the Unaudited Condensed Consolidated Statements of Operations.

As of March 31, 2018, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions.  The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties.  None of the Company’s derivative instruments contain credit-risk related contingent features.

Note 5. Revenue Recognition

Operating revenues are comprised of sales of crude oil, NGLs and natural gas.

	Three Months Ended March 31,
In thousands (unaudited)	2018	2017
Oil	$33,152	$14,489
NGLs	1,734	1,671
Natural gas	1,806	1,456
Total operating revenues	$36,692	$17,616

Accounting Policies

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The Company recognizes revenue when control has been transferred to the customer, generally at the time commodities reach an agreed-upon delivery point. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated formula, list or fixed price. Typically, the Company sells its products directly to customers generally under agreements with payment terms typically less than 30 days.

Oil Revenues

The Company’s crude oil sales contracts are generally structured such that Lonestar commits and dedicates for sale a specified volume of oil production from agreed-upon leases to a purchaser.  Oil is sold at a contractually-specified index price plus or minus a differential, and title and control of the product generally transfers at the delivery point specified in the contract, at which point related revenue is recognized.  For those leases in which Lonestar operates with other working interest owners, the Company recognizes oil revenue proportionate to its entitled share of volumes sold. Currently, all of Lonestar’s oil production comes from the Eagle Ford play in South Texas, and direct sales to four purchasers account for the majority of its oil sales.

The Company’s oil purchase contracts are generally written to provide month-to-month terms with a 30-day cancellation notice.  Sales of Lonestar’s oil production are typically invoiced monthly based on actual volumes measured at the agreed-upon delivery point and stated contract pricing for the month.

NGLs and Natural Gas Revenues

The Company’s NGL and natural gas purchase contracts are generally structured such that Lonestar commits and dedicates for sale a specified volume of NGL and/or natural gas production per day from agreed-upon leases to a purchaser.  NGLs and natural gas are sold at a percentage of index prices of each component less any stated deductions.  Control transfers at the delivery point specified in the contract, which typically is stated as the inlet or tailgate of a plant where the produced NGLs and natural gas are processed for subsequent transportation and consumption.  In certain situations, Lonestar takes processed natural gas in-kind from a processing plant for sale under a separate purchase agreement with a different delivery point.  The stated delivery point determines whether certain conditioning, treating, transportation and fractionation fees associated with the sold NGLs and natural gas are treated as operating expenses (occurring before the delivery point) or as deductions to revenues (occurring after the delivery point).

For those leases in which Lonestar operates with other working interest owners, the Company recognizes NGL and natural gas revenue proportionate to its entitled share of volumes sold.  Currently, all of Lonestar’s NGL and natural gas production comes from the Eagle Ford play in South Texas.  Sales of Lonestar’s NGL and natural gas production is typically invoiced monthly based on actual volumes at the agreed-upon delivery point and stated contract pricing and allocations for the month.

Lonestar uses a third-party broker for its NGL and natural gas marketing.  In this capacity, the third-party is responsible for carrying out marketing activities such as submission of nominations, receipt of payments, submission of invoices and negotiation of contracts.  In this agreement, Lonestar retains final approval of contracts and is not entitled to sales proceeds from the third-party until they are collected from the related purchasers.  Commissions payable to the third-party broker for these services are treated as operating expenses in the financial statements.

Production Imbalances

The Company follows the sales method of accounting for natural gas imbalances, whereby revenue is recorded based on the Company’s share of volumes sold, regardless of whether the Company has taken its proportional share of volumes produced.  A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves.  There were no imbalances at March 31, 2018 and 2017.

Significant Judgements

As noted above, the Company engages in various types of transactions in which midstream entities process its gas and subsequently market resulting NGLs and residue gas to third-party customers on Lonestar’s behalf.  These types of transactions require judgement to determine whether Lonestar is the principal or the agent in the contract and, as a result, whether revenues are recorded gross or net.

The Company has determined that each unit of product represents a separate performance obligation under the terms of its purchase contracts, and therefore, future volumes are wholly unsatisfied.  Therefore, the Company has utilized the practical expedient exempting a Company from disclosure of the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Prior-Period Performance Obligations

The Company records revenue in the month production is delivered to the purchaser.  As noted above, settlement statements for certain NGL and natural gas sales may not be received for 30 to 60 days after the date production is delivered, and as a result, Lonestar is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product.

The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser.  Lonestar has existing internal controls in place for its estimation process, and any identified differences between its revenue estimates and actual revenue received historically have not been significant.  For the three months ended March 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Accounts Receivable and Other

Accounts receivable – Oil, natural gas liquid and natural gas sales on our Unaudited Condensed Consolidated Balance Sheets consist of amounts due from purchasers for commodity sales from our Eagle Ford fields. Payments from purchasers are typically due by the last day of the month following the month of delivery.  There was no bad debt expense for any period presented, and we do not provide an allowance for uncollectible accounts.  The Company’s operations do not result in any contract assets or liabilities on the balance sheets.

Note 6. Fair Value Measurements

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

•	Level 1 – Quoted prices for identical assets or liabilities in active markets.
•

Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 – Unobservable inputs for the asset or liability. The fair value input hierarchy level to which an asset or liability measurement falls in its entirety is determined based on the lowest level input that is significant to the measurement in its entirety.

Non-recurring fair value measurements include certain non-financial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and natural gas property assessments; warrants issued in equity offerings and the initial recognition of asset retirement obligations for which fair value is used. These estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these estimates as Level 3.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, for each fair value hierarchy level:

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2018 (unaudited)
Assets
Commodity derivatives	$—	$630	$—	$630
Liabilities:
Commodity derivatives	$—	$(30,338)	$—	$(30,338)
Warrant	—	—	(1,623)	(1,623)
Deferred compensation	(107)	—	(442)	(549)
Total	$(107)	$(29,708)	$(2,065)	$(31,880)

December 31, 2017
Assets:
Commodity derivatives	$—	$472	$—	$472
Liabilities:
Commodity derivatives	$—	$(22,138)	$—	$(22,138)
Warrant	—	—	(1,471)	(1,471)
Deferred compensation	—	—	(314)	(314)
Total	$—	$(21,666)	$(1,785)	$(23,451)

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2018:

In thousands	Warrant	Deferred Compensation	Total
Balance as of December 31, 2017	$(1,471)	$(314)	$(1,785)
Unrealized losses	(152)	(128)	(280)
Balance as of March 31, 2018 (unaudited)	$(1,623)	$(442)	$(2,065)

The derivative asset and liability fair values reported in the consolidated balance sheets are as of the balance sheet date and subsequently change because of changes in commodity prices, market conditions and other factors. The Company typically has numerous hedge positions that span several time periods and often result in both derivative assets and liabilities with the same counterparty, which positions are all offset to a single derivative asset or liability in the consolidated balance sheets, including the deferred premiums associated with its hedge positions. The Company nets the fair values of its derivative assets and liabilities associated with derivative instruments executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract.

The book values of cash and cash equivalents, receivables for oil, NGL and natural gas sales, joint interest billings, notes and other receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company, except for bonds, which are recorded at amortized cost less debt issuance costs.  The fair value of the 11.25% Senior Notes (as defined in Note 8 below) approximates $250.0 million as of March 31, 2018, and the notes are considered a Level 3 liability, as they are based on market transactions that occur infrequently as well as internally generated inputs.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

In thousands	March 31, 2018 (unaudited)	December 31, 2017
Bonus payable	$2,851	$2,250
Payroll payable	19	18
Accrued interest -- 8.75% Senior Notes	—	2,768
Accrued interest -- 11.25% Senior Notes	7,031	—
Accrued interest - other	908	1,015
Accrued rent	414	156
Accrued well costs	4,849	8,386
Third party payments for joint interest expenditures	3,076	—
Accrued severance, property and franchise taxes	688	115
Accrued federal income tax	441	1,147
Other	438	728
Total accrued liabilities	$20,715	$16,583

Note 8. Long-Term Debt

The following long-term debt obligations were outstanding as of the dates indicated:

In thousands	March 31, 2018 (unaudited)	December 31, 2017
Senior Secured Credit Facility	$73,000	$142,080
8.75% Senior Notes due 2019	—	151,848
11.25% Senior Notes due 2023	250,000	—
Mortgage debt	9,053	7,891
Other	285	759
Total long-term debt	332,338	302,578
Unamortized discount	(5,344)	(949)
Unamortized debt issuance costs	(1,235)	(474)
Total long-term debt net of debt issuance costs	$325,759	$301,155

Senior Secured Credit Facility

In July 2015, LRAI entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”), which has a maturity date of July 29, 2020.  As of March 31, 2018, $73.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility was 4.84%.  The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base under the Credit Facility.

The Company was in compliance with the terms of the Credit Facility as of March 31, 2018.

On January 4, 2018, the Company entered into the Limited Waiver, Borrowing Base Redetermination Agreement, and Amendment No. 7 to the Credit Agreement, which included the following provisions:

•	maintained the borrowing base of $160 million until the next redetermination date, which is scheduled for May 2018;
•	waived the borrowing base redetermination that would otherwise have occurred in connection with the incurrence of the 11.25% Senior Notes (see below), and
•	amended certain other provisions of the Credit Facility.

Issuance of 11.25% Senior Notes

In January 2018, the Company issued $250.0 million of 11.250% senior notes due 2023 (the “11.25% Senior Notes”) to U.S.-based institutional investors.  The net proceeds of $244.4 million were used to fully retire the 8.75% Senior Notes (as defined below), which included principal, interest and a prepayment premium of approximately $162.0 million.  The remaining net proceeds were used to reduce borrowings under the Credit Facility.

The 11.25% Senior Notes mature on January 1, 2023, and bear interest at the rate of 11.25% per year, payable on January 1 and July 1 of each year, beginning July 1, 2018.  At any time prior to January 1, 2021, the Company may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the 11.25% Senior Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 111.25% of the principal amounts redeemed, plus accrued and unpaid interest, provided that at least 65% of the aggregate principal amount of 11.25% Senior Notes originally issued remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering.

At any time prior to January 1, 2021, the Company may, on any one or more occasions, redeem all or a part of the 11.25% Senior Notes at a redemption price equal to 100% of the principal amount redeemed, plus a “make-whole” premium as of, and accrued and unpaid interest.

On and after January 1, 2021, the Company may redeem the 11.25% Senior Notes, in whole or in part, plus accrued and unpaid interest, at the following redemption prices:  108.438% after January 1, 2021; 105.625% after January 1, 2022; and 100% after July 1, 2022.

The indenture contains certain restrictions on the Company’s ability to incur additional debt, pay dividends on the Company’s common stock, make investments, create liens on the Company’s assets, engage in transactions with affiliates, transfer or sell assets, consolidate or merger, or sell substantially all of the Company’s assets.

Retirement of 8.75% Senior Notes

Using proceeds from the issuance of the 11.25% Senior Notes, as discussed above, the Company fully retired the 8.750% Senior Unsecured Notes due April 15, 2019 (“the 8.75% Senior Notes”).  Pursuant to the terms of the indenture, the 8.75% Senior Notes were redeemed at 104.375% of the outstanding principal amount, or approximately $158.5 million, which excludes accrued interest.  In connection with this transaction, the Company recognized a $8.6 million loss on extinguishment during the three months ended March 31, 2018.

Note 9.  Stockholders’ Equity

Series A & B Preferred Stock

In June 2017, in connection with financing the Battlecat and Marquis Acquisitions, the Company issued 5,400 shares of Series A-1 Convertible Participating Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”) and 74,600 shares of Series A-2 Convertible Participating Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock” and, together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), to Chambers Energy Capital (“Chambers”).  Also in June 2017, in connection with the Battlecat and Marquis Acquisitions, the Company issued 1,184,632 and 1,500,000 shares of Series B Preferred Stock to Battlecat and Marquis, respectively (see Note 3, Acquisitions and Divestitures).

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

For the first quarter of 2018, the Company also elected the PIK Option for the Class A Preferred Stock dividend payment, which resulted in the issuance of 1,889 additional shares of Series A-1 Preferred Stock during the three months ended March 31, 2018.

Common Stock Issuances

On November 3, 2017, as described above, the Company issued 2,684,632 shares of Class A voting common stock on a one-for-one basis in exchange for all of the of the Company’s outstanding Series B Preferred Stock.

Note 10.  Stock-Based Compensation

Restricted Stock Units

In February 2017, the Company granted awards of restricted stock units (“RSUs”) covering 612,000 shares to certain of its employees.  In August 2017, 100,000 additional units were issued to the Company’s chairman of the board of directors, and in October 2017, 28,409 additional units were issued to the Company’s internal general counsel.  The awards vest over a three-year period as follows:  40% on the first anniversary of issuance and 30% on each of the second and third anniversaries of issuance, such that the RSU’s will be fully vested on the third anniversary of issuance.  The Company determined the fair value of granted RSUs based on the market price of the Class A voting common stock of the Company on the date of grant.  RSUs are paid in Class A voting common stock or cash, at the Company’s option, after the vesting of the applicable RSU.  Compensation expense for granted RSUs is recognized over the vesting period.

In February 2018, the Company elected to offer cash settlement to all employees for vested RSUs and, as a result of this modification, the RSU awards are classified as a liability on the Company’s balance sheet in accordance with ASC 718, Compensation – Stock Compensation, as of March 31, 2018.  As of the date of the modification, periodic compensation expense related to the awards is recognized based on the fair value of the awards, subject to a floor valuation that represents the compensation expense amount that would have otherwise been recognized had the Company not modified the terms of the award.  The modification of the RSU awards did not result in any incremental costs to the Company for the three months ended March 31, 2018.  The liability for RSUs on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2018 was $107 thousand.

The following table presents RSUs activity during the three months ended March 31, 2018:

	Shares	Weighted Average Remaining Contractual Term (in years)
Non-vested RSUs at December 31, 2017	728,909	2.2
Granted	—	—
Vested	(280,200)	—
Forfeited	—	—
Non-vested RSUs at March 31, 2018	448,709	1.9

Stock Appreciation Rights

In February 2017, the Company granted awards of stock appreciation rights (“SARs”) covering 700,000 shares to certain of its employees and its non-employee directors.  The awards vest over a three-year period as follows:  40% on the first anniversary of issuance and 30% on each of the second and third anniversaries of issuance, such that the SAR’s will be fully vested on the third anniversary of issuance.  The SARs will expire five-years after the date of issuance.  The exercise price of the SAR is the fair market value of the Company’s Class A voting common stock on the date of the grant.  The SAR entitles the holder to receive from the Company, upon exercise of the exercisable portion of the SAR, an amount determined by multiplying the excess of the fair market value of one share on the date of exercise over the exercise price per share by the number of shares with respect to which the SAR is exercised.  SARs will be paid in cash or common stock at holder’s election once the SAR is vested, with the provision that the Company possesses sufficient liquidity to allow for cash settlement of the SAR.  The SARs are accounted for as a liability on the Unaudited Condensed Consolidated Balance Sheets, which was approximately $442 thousand as of March 31, 2018.

The following table presents SARs activity during the three months ended March 31, 2018:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2017	690,000	$7.20	4.3
SARs vested and exercisable at December 31, 2017	—	—	—
Granted	—	—	—
Exercised	—	—	—
Expired/forfeited	—	—	—
Outstanding at March 31, 2018	690,000	$7.20	3.9
SARs vested and exercisable at March 31, 2018	276,000	$7.20	3.9

Stock-Based Compensation Expense

For the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expenses of approximately $450 thousand and $178 thousand, respectively, related to RSUs and SARs.  As of March 31, 2018, the total unrecognized stock-based compensation cost to be recognized over the next two years is approximately $3.0 million.

11. Related Party Activities

Leucadia

In August 2016, LRAI and the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Juneau, as initial purchaser, Leucadia as guarantor of Juneau’s obligations, the other purchasers party thereto and Jefferies, LLC, in its capacity as the collateral agent for the purchasers, relating to the issuance and sale of (i) up to $49.9 million aggregate principal amount of LRAI’s 12% senior secured second lien notes due 2021 (“Second Lien Notes”) and (ii) five-year warrants to purchase up to an aggregate 998,000 shares of the Company’s Class A voting common stock at a price equal to $5.00 per share (the “Warrants”). During 2016, LRAI issued $25.0 million in aggregate principal amount of Second Lien Notes and the Company issued Warrants to purchase 500,000 shares of its Class A voting common stock to Juneau. In December 2016, LRAI repaid to Juneau $21.0 million principal of the Second Lien Notes.

In connection with entering into the Purchase Agreement, the Company also entered into a registration rights agreement and an equity commitment agreement. Pursuant to the registration rights agreement, the Company had agreed to register for resale certain Class A voting common stock issued or issuable to Juneau and Leucadia, including those issuable upon exercise of the Warrants.  The Form S-3 registration statement was filed with the Securities and Exchange Commission on November 7, 2017, and is effective.  Leucadia agreed, pursuant to the equity commitment agreement, to purchase a certain number of Class A voting common stock in case the Company elected to pursue an equity offering prior to December 31, 2016. Pursuant to the equity commitment agreement, Leucadia purchased 3,478,261 shares of Class A voting common stock (costing $20 million) through a common stock offering, which closed in December 2016. In connection with Leucadia’s equity commitment, the Company paid Leucadia in January 2017 a $1.0 million fee, which was recorded as a reduction to additional paid-in capital. In the event Leucadia purchased not less than its commitment amount, the Company agreed to use commercially reasonable efforts to enter into arrangements to provide Leucadia with the right to appoint one director to the Board of the Company, provided that such right will terminate at such time as Leucadia and its affiliates own a number of shares of Class A voting common stock equal to less than 50% of the shares purchased by Leucadia and its affiliates in such offering. Leucadia has elected to take an observer position on the board of directors, with no voting rights.

EF Realisation

In October 2016, the Company entered into a Board Representation Agreement (the “Board Representation Agreement”) with EF Realisation Company Limited (“EF Realisation”). Under the Board Representation Agreement, for as long as EF Realisation, together with its affiliates, beneficially owns 15% or more of the issued and outstanding shares of the Company’s Class A voting common stock, it has the right to nominate up to, but no more than, two directors to serve on the Board and for as long as EF Realisation, together with its affiliates, beneficially owns at least 10% but less than 15% of the Company’s issued and outstanding shares of Class A voting common stock, it has the right to nominate up to, but no more than, one director to serve on the Board.

Also in October 2016, the Company entered into a Registration Rights Agreement with EF Realisation, pursuant to which the Company agreed to register for resale Class A voting common stock indirectly owned by EF Realisation.  The Form S-3 registration statement was filed with the Securities and Exchange Commission on November 7, 2017 and is effective. The Company has also granted EF Realisation certain piggyback and demand registration rights.

Amendment of Registration Rights Agreement

In connection with the Battlecat and Marquis acquisitions, in June 2017, the Company entered into (i) a first amendment to the registration rights agreement (the “Leucadia RRA Amendment”) with Leucadia and JETX Energy, LLC (f/k/a Juneau Energy, LLC), which amends the registration rights agreement by and among the same parties, and (ii) a first amendment to registration rights agreement (the “EF RRA Amendment” and, together with the Leucadia RRA Amendment, the “RRA Amendments”) with EF Realisation, which amends the registration rights agreement from October 2016 by and between the same parties. The RRA Amendments set forth the relative priorities, with respect to demand and piggyback registration rights, among each applicable party thereto, Battlecat, Marquis and Chambers under their respective registration rights agreements with the Company.

Other Related Party Transactions

New Tech Global Ventures, LLC, a company in which Daniel R. Lockwood (a director of the Company) owns a limited partnership interest, has provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $184 and $232 thousand for the three months ended March 31, 2018 and 2017, respectively.

Note 12.  Commitments and Contingencies

In February 2018, the Company signed a rig under contract to drill four wells that commenced in April 2018 and provides for a drilling rate of $20 thousand per day.  The early termination fee equals the greater of demobilization costs or $200 thousand, plus $200 thousand for each undrilled well.

In March 2018, the Company signed a dedicated fleet contract that provides for hydraulic fracturing and wireline services at variable rates depending on the work performed.  The early termination fee equals $133 thousand for each of 15 scheduled wells that is not hydraulically fractured as of the date of termination.  The contract expires on December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes thereto included herein and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K.  Any terms used but not defined herein have the same meaning given to them in the Form 10-K.  Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with Risk Factors under Item 1A of the Form 10-K, along with Forward Looking Information at the end of this section for information on the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

OVERVIEW

We are an independent oil and natural gas company, focused on the development, production and acquisition of unconventional oil, natural gas liquids (“NGLs”) and natural gas properties in the Eagle Ford Shale in Texas, where we have accumulated approximately 75,479 gross (55,922 net) acres in what we believe to be the formation’s crude oil and condensate windows, as of March 31, 2018. We operate in one industry segment, which is the exploration, development and production of oil, NGLs and natural gas. Our current operational activities and consolidated revenues are generated from markets exclusively in the United States, and, as of March 31, 2018, we had no long-lived assets located outside the United States.

First Quarter 2018 Operational Summary

During the first quarter of 2018 the Company reported production of 7,777 Boe/d. This is a 48% increase from the 5,266 Boe/d reported for the first quarter of 2017, consisting of approximately 74% crude oil, 12% NGLs and 14% natural gas. This production increase was driven by the 81 gross / 75.2 net wells acquired for $116.6 million that closed June 15, 2017 and continued incremental production brought online by our Eagle Ford development program. During the three months ended March 31, 2018, the company drilled and completed 4.0 gross / 3.7 net wells. The first two wells, the Hawkeye #1H and #2H, came online in January and were some of the Company’s highest oil producing wells over their first 30 days of production, producing on average 938 Boe/d. The second two wells which were brought online during the last 13 days of the quarter were the Horned Frog G #1H and Horned Frog H #1H. These wells have recently established average 30-day production rates of 2,155 Boe/d, consisting of 447 barrels of oil per day, 618 barrels of natural gas liquids per day and 6,542 Mcf per day of natural gas. This rate marks the highest 30-day rate in the Company’s history, exceeding the 2,123 Boe/d rates at Wildcat established in June 2017.

Continued well performance and improving oil prices will allow for Lonestar to continue forward aggressively by drilling 19 gross / 17.0 net wells in 2018. To execute this plan, the Company signed an additional rig under contract to drill four wells commencing April 2018 and executed an agreement with a leading pressure pumping provider that gives Lonestar a dedicated frac spread at attractive prices. This frac agreement should help prevent previous delays the Company has had to deal with waiting for frac crews to finish wells with other operators.

Recent Developments Regarding Lonestar Properties

Eagle Ford Shale Trend - Western Region

Asherton

In Dimmit County, no new wells were completed during the three months ended March 31, 2018.  The Asherton leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2018.

Beall Ranch

In Dimmit County, no new wells were completed during the three months ended March 31, 2018.  The Beall Ranch leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2018.

Burns Ranch Area

In La Salle County, Lonestar was hit by offset fracs that negatively impacted production during the three months ended December 31, 2017 and the beginning of the three months ended March 31, 2018.  Oil and gas rates have since rebounded above the production trend lines. The Company did not drill or complete any new wells during the three months ended March 31, 2018.  The Burns Ranch leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2018.

Horned Frog

In La Salle County, the Company completed the Horned Frog G #1H and H #1H and commenced flowback operations on March 19, 2018.  These wells were drilled to total measured depths of approximately 22,800 and 20,950 feet, respectively and were fracture-stimulated in engineered completions with an average proppant concentration of 1,650 pounds per foot across an average of 40 stages per well utilizing diverters. The Horned Frog G #1H, which has a perforated interval of 12,280 feet, produced at a Max 30-day production rate of 2,243 Boe/d, consisting of 467 barrels of oil per day, 643 barrels of natural gas liquids, and 6,799 Mcf per day of natural gas.  The H #1H, which has a perforated interval of 10,445 feet, produced at a Max 30-day production rates of 2,067 Boe/d, consisting of 427 barrels of oil per day, 592 barrels of natural gas liquids, and 6,286 Mcf per day of natural gas. The Horned Frog G #1H rates mark the highest 30-day rates in the Company’s history, exceeding the 2,123 Boe/d rates at Wildcat established in June 2017.  As it has successfully done at Wildcat, Lonestar plans to stringently choke manage these wells to optimize the total liquids recovery over the life of these wells. Lonestar is encouraged by the early performance of its newest wells at Horned Frog.  Lonestar has a 100% working interest (“WI”) and 80% net revenue interest (“NRI”) in these wells.  Lonestar has completed drilling operations on the Horned Frog North West #2H and #3H, in which it holds a 100% WI. These wells have been drilled to measured depths of 17,560 feet and 17,440 feet, respectively and estimated perforated intervals of approximately 7,700 feet, each.  Lonestar plans to initiate fracture stimulations on these wells in May 2018.

Eagle Ford Shale Trend - Central Region

Gonzales County

In April 2018, Lonestar commenced drilling the Cyclone #13H and Cyclone #14H with planned total measured depths of 20,150 feet and 19,650 feet, respectively.  We project that these wells will have perforated intervals of approximately 11,000 feet.  Completion of drilling operations is expected this week. Fracture stimulation operations are scheduled for June 2018. Lonestar owns a 100% WI and 78.5% NRI in these two wells.

Pirate

In Wilson County, no new wells were completed during the three months ended March 31, 2018.  The Pirate leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2018.

Hawkeye

Lonestar owns an 87.5% WI in the Hawkeye #1H and Hawkeye #2H, which were placed onstream in January 2018. These wells have now been producing for in excess of three months and the results continue to be encouraging. After registering Max-30 IP’s averaging 938 Boe/d, these wells continue to exhibit robust performance. During the first 90 days of production, the Hawkeye #1H has produced cumulative production of 65,600 barrels of oil, 37,250 Mcf, or 74,136 barrels of oil equivalent on a three-stream basis or 824 Boe/d over its first 90 days of production. Over the same period, the Hawkeye #2H has produced cumulative production of 57,020 barrels of oil, 30,655 Mcf, or 64,045 barrels of oil equivalent on a three-stream basis or 712 Boe/d over its first 90 days of production.  Through 90 days of production, the Hawkeye wells are 28% better than the average Cyclone well and 19% better than our best Cyclone well, on a per-foot basis.  To date, our initial Hawkeye wells are outperforming Third-Party projections by 16%.

Karnes

In March 2018, the Company completed drilling operations on the Georg EF #18H, Georg EF #19H, and Georg EF #20H to an average total measured depth of approximately 15,450 feet. We project that these wells will have perforated intervals of approximately 6,300 feet.  Lonestar owns an 80% WI and 61% NRI in these wells.  Fracture stimulation of these wells was completed with our dedicated frac spread in April 2018 and flowback operations commenced on May 7, 2018.  With 1% of their load recovered, the three wells are currently flowing on a 22/64” choke at an average of 1,121 barrels of oil per day and 639 Mcfpd, or 1,269 Boe/d on a three-stream basis.

Eagle Ford Shale Trend - Eastern Region

Brazos & Robertson Counties

In Brazos County, no new wells were completed during the three months ended March 31, 2018. Generally speaking, this area is not an area where we have a clear line of site on meaningful acquisitions, and while our results here have augmented returns, we are reviewing our options on this asset with our partner. Lonestar does not currently plan any drilling activity here in 2018.

RESULTS OF OPERATIONS

Certain of our operating results and statistics for the three months ended March 31, 2018 and 2017 are summarized below:

	Three Months Ended March 31,
In thousands, except per share and unit data	2018	2017
Operating revenues
Oil	$33,152	$14,489
NGLs	1,734	1,671
Natural gas	1,806	1,456
Total operating revenues	$36,692	$17,616
Total production volumes by product
Oil (MBbls)	516,576	292,528
NGLs (MBbls)	86,819	83,467
Natural gas (MMcf)	579,152	587,480
Total barrels of oil equivalent (MBOE)	699,920	473,907
Daily production volumes by product
Oil (Bbls/d)	5,740	3,250
NGLs (Bbls/d)	965	927
Natural gas (Mcf/d)	6,435	6,528
Total barrels of oil equivalent (BOE/d)	7,777	5,266
Average realized prices
Oil ($ per Bbl)	$64.18	$49.53
NGLs ($ per Bbl)	19.97	20.02
Natural gas ($ per Mcf)	3.12	2.48
Total oil equivalent, excluding the effect from hedging ($ per BOE)	52.42	37.18
Total oil equivalent, including the effect from hedging ($ per BOE)	47.34	38.04
Operating and other expenses
Lease operating and gas gathering	$4,584	$2,956
Production and ad valorem taxes	2,166	1,037
Depreciation, depletion and amortization	15,563	12,142
General and administrative	3,409	2,670
Interest expense	9,258	5,032
Operating and other expenses per BOE
Lease operating and gas gathering	$6.55	$6.24
Production and ad valorem taxes	3.09	2.19
Depreciation, depletion and amortization	22.24	25.62
General and administrative	4.87	5.63
Interest expense	13.23	10.62

Production

The table below summarizes our production volumes for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Oil (Bbls/d)	5,740	3,250	77%
NGLs (Bbls/d)	965	927	4%
Natural gas (Mcf/d)	6,435	6,528	-1%
Total (BOE/d)	7,777	5,266	48%

Total production during the first quarter of 2018 averaged 7,777 Boe/d, an increase of 48%, or 2,511 BOE per day, compared to the same period in 2017.  This increase was primarily due to incremental production from the Battlecat and Marquis acquisitions that closed in June 2017 and ongoing development drilling in the Eagle Ford shale.

Oil, Natural Gas Liquid and Natural Gas Revenues

The table below summarizes our production revenues for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
In thousands	2018	2017	Change
Oil	$33,152	$14,489	129%
NGLs	1,734	1,671	4%
Natural gas	1,806	1,456	24%
Total operating revenues	$36,692	$17,616	108%

Our oil, NGL and natural gas revenues during the three months ended March 31, 2018 increased $19.1 million, or 108%, compared to those revenues for the same period in 2017.  The changes in our oil, NGL and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

	Three months ended March 31, 2018 vs. 2017
In thousands	Increase in Revenues	Percentage Increase in Revenues
Change in oil, NGL and natural gas revenues due to:
Increase in production	$8,406	48%
Increase in commodity prices	10,670	60%
Total increase in oil, NGL and natural gas revenues	$19,076	108%

Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Average net realized price	2018	2017	Change
Oil ($/Bbl)	$64.18	$49.53	30%
NGLs ($/Bbls)	19.97	20.02	0%
Natural gas ($/Mcf)	3.12	2.48	26%
Total ($/BOE)	52.42	37.18	41%
Average NYMEX differentials
Oil per Bbl	$1.31	$(2.30)	157%
Natural gas per Mcf	0.04	(0.51)	108%

The average wellhead price for our production in the three months ended March 31, 2018 was $52.42 per BOE, a 41% increase compared to the average price in the comparable period in 2017. Reported wellhead realizations were driven higher by significant increases in both the crude oil benchmark prices between the periods, as well as improvements in differentials to those benchmarks which we were successful in negotiating with our hydrocarbon purchasers.

Commodity Derivative Contracts

Our realized net loss on commodity derivative contracts was $3.6 million for the three months ended March 31, 2018, resulting from oil prices that were above the strike prices of our oil swap contracts.  We realized gains of $0.4 million for the three months ended March 31, 2017, resulting from oil and natural gas prices that were below our oil and natural gas swap contracts.  We realized an average loss of $5.08 per BOE hedged on all of our open oil swaps and 2-way collar contracts during the three months ended March 31, 2018, as compared to an average gain of $0.86 per BOE for the three months ended March 31, 2017.  Our oil volumes hedged for the three months ended March 31, 2018 were 70% higher as compared to the three months ended March 31, 2017.

Production Expenses

The table below presents detail of production expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
In thousands, except expense per BOE	2018	2017	Change
Production expenses
Lease operating and gas gathering	$4,584	$2,956	55%
Production and ad valorem taxes	2,166	1,037	109%
Depreciation, depletion and amortization	15,563	12,142	28%
General and administrative	3,409	2,670	28%
Production expenses per BOE
Lease operating and gas gathering	$6.55	$6.24	5%
Production and ad valorem taxes	3.09	2.19	41%
Depreciation, depletion and amortization	22.24	25.62	-13%
General and administrative	4.87	5.63	-13%

Lease Operating and Gas Gathering

The table below provides detail of our lease operating and gas gathering expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
In thousands	2018	2017	Change
Lease operating	$4,141	$2,661	56%
Gathering, processing and transportation	443	295	50%
Total lease operating and gas gathering expense	$4,584	$2,956	55%

Lease operating expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for direct labor, water injection and disposal, utilities, materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production and ad valorem taxes.

Our lease operating and gas gathering expense increased 55%, or $1.6 million, for the three months ended March 31, 2018, to $4.6 million from $3.0 million in the comparable period in 2017.  On a unit-of-production basis, our lease operating expenses increased 5% from $6.24 per BOE in the three months ended March 31, 2017 to $6.55 per BOE in the three months ended March 31, 2017.  The increase in total lease operating costs is due to additional operating costs related to additional production acquired in the Battlecat and Marquis transactions in June 2017, as well as costs related to the continuing incremental production brought online by our Eagle Ford development program.

Compared to the fourth quarter of 2017, lease operating and gas gathering expense decreased $1.2 million, or 21%.  On a unit of production basis, our lease operating expenses decreased 24%, or $2.10 per BOE from the fourth quarter of 2017.  These decreases are primarily due to higher workover costs in the fourth quarter of 2017 versus the first quarter of 2018, as well as higher incremental production in the current quarter lowering the per BOE average for certain fixed lease operating costs.

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

Our production and ad valorem taxes increased $1.2 million, or 109%, in the three months ended March 31, 2018, to $2.2 million from $1.0 million in the comparable period in 2017.  On a unit-of-production basis, our production and ad valorem taxes decreased 5% from $2.19 to $3.09 per BOE quarter-to-quarter.  These increases are attributable to our higher production and increases in valuations of our producing assets.

Compared to the fourth quarter of 2017, production and ad valorem taxes increased $0.3 million, or 16%.  On a unit of production basis, our production and ad valorem taxes increased 11%, or $0.30 per BOE, from the fourth quarter of 2017.

Depreciation, Depletion and Amortization (“DD&A”)

The table below provides detail of our DD&A expense for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
In thousands	2018	2017	Change
DD&A of proved oil and gas properties	$15,285	$11,962	28%
Depreciation of other property and equipment	235	160	47%
Accretion of asset retirement obligations	43	20	115%
Total depreciation, depletion and amortization	$15,563	$12,142	28%

Capitalized costs attributed to our proved properties are subject to depreciation and depletion. Depreciation and depletion of the cost of oil and natural gas properties is calculated using the unit-of-production method aggregating properties on a field basis. For leasehold acquisition costs and the cost to acquire proved properties, the reserve base used to calculate depreciation and depletion is the sum of proved developed reserves and proved undeveloped reserves. For development costs, the reserve base used to calculate depletion and depreciation is proved developed reserves only. Other property and equipment are carried at cost, and depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

DD&A expense for the three months ended March 31, 2018 was $15.6 million, a 28% increase from $12.1 million in the comparable period in 2017.  This increase is due to an increase in depletable costs associated with our reserve base arising from our Battlecat and Marquis acquisitions in June 2017, as well as continued development of our properties in the Eagle Ford.  On a unit of production basis, DD&A decreased 13% from $25.62 in the three months ended March 31, 2017 to $22.24 in the three months ended March 31, 2018.

General and Administrative (“G&A”)

G&A expenses increased $0.7 million, or 28%, to $3.4 million in the three months ended March 31, 2018 from $2.7 million from the comparable period in 2017.  On a unit-of-production basis, G&A expense decreased 13%, from $5.63 to $4.87 per BOE quarter-to-quarter, as we have managed to maintain corporate and administrative costs relatively constant with our operational and production activity.

Stock-based compensation included in G&A was $450 thousand for the three months ended March 31, 2018, versus $178 thousand for the three months ended March 31, 2017.  This increase was due to additional expense from the Company’s restricted stock units awarded in February 2017.

Interest Expense

The table below provides detail of the interest expense for our various long-term obligations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
In thousands	2018	2017	Change
Interest expense on 8.75% Senior Notes	$—	$3,359	-100%
Interest expense on 11.25% Senior Notes	7,031	—	—
Interest expense on Second Lien Notes	—	500	-100%
Interest expense on Credit Facility	1,085	580	87%
Amortization of debt issuance costs and discounts	1,052	586	80%
Other interest expense	90	7	1186%
Total interest expense	$9,258	$5,032	84%

Our interest expense in the three months ended March 31, 2018 was $9.3 million, an 86% increase from $5.0 million in the comparable period in 2017, primarily due to a combination of higher stated interest rates and principal on the new 11.25% Senior Notes (as defined below) versus the 8.75% Senior Notes (as defined below) that were retired in January 2018. On a unit-of-production basis, interest expense increased by 25%, from $10.62 per BOE in the three months ended March 31, 2017 to $13.23 per BOE in the three months ended March 31, 2018.

Income Taxes

The Tax Cuts and Jobs Act (the “Act”) was passed in December 2017, which significantly changes U.S. corporate income tax laws generally taking effect in 2018.  We included the impacts of the Act in the fourth quarter 2017 consolidated financial statements, and no changes were made to those provisional amounts during the first quarter of 2018.  We will continue to examine the impact of this legislation and future regulations.  The tax provision for the three months ended March 31, 2018 reflects the law changes noted above, including the new corporate tax rate of 21%.

The following table provides further detail of our income tax expense for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
In thousands, except per-BOE amounts and tax rates	2018	2017
Current income tax (expense) benefit	$(82)	$4
Deferred income tax benefit (expense)	3,213	(1,591)
Total income tax benefit (expense)	$3,131	$(1,587)
Average income tax benefit (expense) per BOE	$4.47	$(3.35)
Effective tax rate	15.8%	33.9%
Total net deferred tax liability	$4,891	$39,611

Income tax benefit (expense) decreased $4.7 million between the comparable quarters due to a lower effective tax rate and a pre-tax loss for the three months ended March 31, 2018.  The decrease in the effective tax rate is primarily due to the impact of the Act law changes that were effective January 1, 2018.

CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of liquidity and capital resources are our cash flows from operations and availability of borrowing capacity under our $500,000,000 Senior Secured Credit Facility (the “Credit Facility”).

We have historically financed our acquisition and development activity through cash flows from operations, borrowings under our Credit Facility, the issuance of bonds and equity offerings. As circumstances warrant, we may access the capital markets and issue equity or debt from time to time on an opportunistic basis in a continued effort to optimize our balance sheet and to fund our operations and capital expenditures in the future, dependent upon market conditions and available pricing. Such uses of proceeds may include repayment of our debt, development or acquisition of additional acreage, and general corporate purposes. There can be no assurance that future funding transactions will be available on favorable terms, or at all, and we therefore cannot guarantee the outcome of any such transactions.

At March 31, 2018, we had $2.0 million in cash and cash equivalents and approximately $86.5 million of additional availability under our Credit Facility.  We believe that our existing cash and cash equivalents, cash expected to be generated from operations and the availability of borrowing under our Credit Facility will be sufficient to meet our liquidity requirements, anticipated capital expenditures and payments due under our existing credit facility and notes outstanding for at least the next 12 months.

The cash flows for the three months ended March 31, 2018 and 2017 are presented below:

	Three Months Ended March 31,
In thousands	2018	2017
Net cash provided by (used in):
Operating activities	$9,847	$12,968
Investing activities	(34,476)	(20,652)
Financing activities	24,129	5,500
Net change in cash	$(500)	$(2,184)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $3.2 million from $13.0 million in the three months ended March 31, 2017 to $9.8 million in the three months ended March 31, 2018.  Excluding changes in operating assets and liabilities, net cash provided by operating activities decreased $0.8 million.  This decrease is primarily due to higher realized losses on derivatives, offset by higher oil and natural gas production and higher commodity prices.  Changes in our operating assets and liabilities between the months ended March 31, 2017 and the three months ended March 31, 2018 resulted in a net decrease of approximately $1.8 million in net cash provided by operating activities for the three months ended March 31, 2018, as compared to the three months ended March 31,2017.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $13.8 million from $20.7 million in the three months ended March 31, 2017 to $34.5 million in the three months ended March 31, 2018. This increase is primarily due to a $12.4 million increase in the development of oil and gas properties, as we incurred significantly more costs during the first quarter of 2018 versus 2017 due to a more aggressive drilling and completion schedule.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased $18.6 million from $5.5 million provided during the three months ended March 31, 2017 to $24.1 million provided in the three months ended March 31, 2018.  This increase primarily results from the net proceeds of $244.4 million received from issuance of our 11.25% Senior Notes (as defined below) and $9.1 million from mortgage, offset by $158.5 million paid to retire the 8.75% Senior Notes (as defined below) and net Credit Facility repayments of $69.8 million.

Debt

As of March 31, 2018, we had an aggregate of $325.8 million of indebtedness, including $73.0 million drawn on our Credit Facility,  $250.0 million (less an unamortized discount of $5.3 million and debt issuance costs of  $1.2 million) on our 11.25% Senior Notes and $9.3 million of other long-term notes.

Senior Secured Credit Facility

In July 2015, we entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, which has a maturity date of July 29, 2020).  As of March 31, 2018, $73.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility was 4.84%.  The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base.

We were in compliance with the terms of the Credit Facility as of March 31, 2018.

On January 4, 2018, we entered into the Limited Waiver, Borrowing Base Redetermination Agreement, and Amendment No. 7 to the Credit Agreement, which included the following provisions:

•	maintained the borrowing base of $160 million until the next redetermination date, which is scheduled for May 2018;
•	waived the borrowing base redetermination that would otherwise have occurred in connection with the incurrence of the 11.25% Senior Notes (see below); and
•	amended certain other provisions of the Credit Facility.

Issuance of 11.25% Senior Notes

In January 2018, we issued $250.0 million of 11.250% Senior Notes due 2023 (the “11.25% Senior Notes”) to U.S.-based institutional investors.  The net proceeds of $244.4 million were used to fully retire the 8.75% Senior Notes (as defined below), which included principal, interest and a prepayment premium of approximately $162.0 million.  The remaining net proceeds were used to reduce borrowings under the Credit Facility.

The 11.25% Senior Notes mature on January 1, 2023, and bear interest at the rate of 11.25% per year, payable on January 1 and July 1 of each year, beginning July 1, 2018.  At any time prior to January 1, 2021, we may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the 11.25% Senior Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 111.25% of the principal amounts redeemed, plus accrued and unpaid interest, provided that at least 65% of the aggregate principal amount of 11.25% Senior Notes originally issued remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering.

At any time prior to January 1, 2021, we may, on any one or more occasions, redeem all or a part of the 11.25% Senior Notes at a redemption price equal to 100% of the principal amount redeemed, plus a “make-whole” premium as of, and accrued and unpaid interest.

On and after January 1, 2021, we may redeem the 11.25% Senior Notes, in whole or in part, plus accrued and unpaid interest, at the following redemption prices:  108.438% after January 1, 2021; 105.625% after January 1, 2022; and 100% after July 1, 2022.

The indenture contains certain restrictions on our ability to incur additional debt, pay dividends on our common stock, make investments, create liens on our assets, engage in transactions with affiliates, transfer or sell assets, consolidate or merger, or sell substantially all of our assets.

Retirement of 8.75% Senior Notes

Using proceeds from the issuance of the 11.25% Senior Notes, as discussed above, we fully retired the 8.750% Senior Unsecured Notes due April 15, 2019 (“the 8.75% Senior Notes”).  Pursuant to the terms of the indenture, the 8.75% Senior Notes were redeemed at 104.375% of the outstanding principal amount, or approximately $158.5 million, which excludes accrued interest.  In connection with this transaction, we recognized a $8.6 million loss on extinguishment during the three months ended March 31, 2018.

Capital Expenditures

We currently anticipate that our full-year 2018 capital budget, excluding acquisitions, will be approximately $100-$105 million.  This 2018 capital budget amount will almost entirely be dedicated to continued drilling and development of our Eagle Ford shale properties in South Texas.

The table below summarizes our capital expenditures incurred for the three months ended March 31, 2018:

In thousands	Three months ended March 31, 2018
Acquisition of oil and gas properties	$1,605
Development of oil and gas properties	31,523
Purchases of other property and equipment	1,348
Total capital expenditures	$34,476

For the three months ended March 31, 2018, our capital expenditures were funded with $9.8 million of cash flow from operations, with additional funds provided by borrowings on our Credit Facility.  Our 2018 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control.  The aggregate amount of capital that we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated wells, our drilling results, other opportunities that may become available to us and our ability to obtain capital.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that can affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We analyze our estimates and judgments, including those related to oil, NGLs and natural gas revenues, oil and natural gas properties, impairment of long-lived assets, fair value of derivative instruments, asset and retirement obligations and income taxes, and we base our estimates and judgments on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from our estimates. The policies of particular importance to the portrayal of our financial position and results of operations and that require the application of significant judgment or estimates by our management are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K as reported and filed with the SEC on March 29, 2018 (our “2017 Form 10-K”).

As of March 31, 2018, with the exception of the adoption of ASC 606, there were no significant changes to any of our critical accounting policies and estimates.

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

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, objectives, expectations and intentions reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, objectives, expectations or intentions will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Item 1A (Risk Factors), Item 8 (Financial Statements and Supplementary Data) and elsewhere in our 2017 10-K, and Part I (Financial Information), Item 1A (Risk Factors) and elsewhere in this Quarterly Report on Form 10-Q.

These important factors include risks related to:

•                                variations in the market demand for, and prices of, crude oil, NGLs and natural gas;

•                                proved reserves or lack thereof;

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

•                                the expiration of leases on our undeveloped leasehold assets;

•                                our dependence upon several significant customers for the sale of most of our crude oil, natural gas and NGL production;

•                                counterparty credit risks;

•                                competition within the crude oil and natural gas industry;

•                                technology risks;

•                                the concentration of our operations;

•                                drilling results;

•                                potential financial losses or earnings reductions from our commodity price risk management programs;

•                                potential adoption of new governmental regulations;

•                                our ability to satisfy future cash obligations and environmental costs; and

•                                the other factors set forth under “Risk Factors” in Item 1A of Part I of our 2017 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  As such, the information contained herein should be read in conjunction with the related disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Commodity Price Risk

As a result of our operations, we are exposed to commodity price risk arising from fluctuations in the prices of crude oil, NGLs and natural gas. The demand for, and prices of, crude oil, NGLs and natural gas are dependent on a variety of factors, including supply and demand, weather conditions, the price and availability of alternative fuels, actions taken by governments and international cartels and global economic and political developments.

The following table shows the fair value of our derivative contracts and the hypothetical result from a 10% change in commodity prices at March 31, 2018. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks could be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Fair Value
	Fair Value	10% Increase in Commodity Price	10% Decrease in Commodity Price
Swaps	$(20,571)	$(39,424)	$(1,717)
Collars	(408)	(1,362)	545

Our board of directors reviews oil and natural gas hedging on a quarterly basis. Reports providing detailed analysis of our hedging activity are continually monitored. We sell our oil and natural gas on market using NYMEX market spot rates reduced for basis differentials in the basins from which we produce. We use forward contracts to manage our commodity price risk exposure.  Our primary commodity risk management objectives are to protect returns on our drilling and completion activity as well as reduce volatility in our cash flows. Management makes recommendations on hedging that are approved by the board of directors before implementation. We enter into hedges for oil using NYMEX futures or over-the-counter derivative financial instruments with only certain well-capitalized counterparties which have been approved by our board of directors.

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

Interest Rate Risk

As of March 31, 2018, we had $73.0 million outstanding under the Credit Facility, which is subject to floating market rates of interest. Borrowings under the Credit Facility bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increase in this interest rate can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2018, a 100-basis-point change in interest rates would change our annualized interest expense by approximately $0.7 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we have determined that, during the first quarter of fiscal 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business.  Like other crude oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental, health and safety, and other laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities.  We are not aware of any pending or overtly threatened legal action against us that could have a material impact on our business.

Item 1A. Risk Factors.

Information with respect to the Company’s risk factors has been incorporated by reference to Item 1A of the 2017 Form 10-K.  There have been no material changes to our risk factors affecting the Company since the filing of our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes purchases of our Class A Common Stock during the first quarter of 2018:

	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares that May Yet Be Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	—	—	—	—
February 2018	67,323	$4.00	—	—
March 2018	—		—	—
Total	67,323		—

Stock repurchases during the first quarter of 2018 were made in connection with delivery by our employees of shares to us to satisfy their tax withholding requirements related to the vesting of restricted shares.

Item 6.  Exhibits.

Incorporated by Reference .
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

4.1	Indenture, dated as of January 4, 2018, by and among Lonestar Resources America Inc., the subsidiary guarantors named therein and UMB Bank, N.A. as Trustee.	8-K	001-37670	4.1	1/9/18
10.1	Limited Waiver, Borrowing Base Redetermination and Amendment No. 7 to Credit Agreement, dated as of January 4, 2018, by and among Lonestar Resources America Inc., the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A, as administrative agent and issuing bank.	8-K	001-37670	10.1	1/9/18
10.2	Limited Waiver Agreement, dated as of March 28, 2018, among Lonestar Resources American Inc., the guarantor parties hereto, Citibank, N.A., as administrative agent and issuing bank, and lenders party thereto.	10-K	001-37670	10.11	3/29/18
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Accounting Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONESTAR RESOURCES US INC.

May 14, 2018	/s/ Frank D. Bracken, III
Frank D. Bracken, III
Chief Executive Officer
May 14, 2018	/s/ Jason N. Werth
Jason N. Werth
Chief Accounting Officer