Form 10-Q
period 2018-06-30
Lonestar Resources US Inc.
filed 2018-08-06
CIK 1661920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2018, the registrant had 24,637,127 shares of Class A voting common stock, par value $0.001 per share, outstanding.

i

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Lonestar Resources US Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$5,460	$2,538
Accounts receivable
Oil, natural gas liquid and natural gas sales	12,041	12,289
Joint interest owners and others, net	1,396	794
Related parties	62	162
Derivative financial instruments	145	472
Prepaid expenses and other	1,653	2,365
Total current assets	20,757	18,620
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	834,493	750,226
Unproved properties	76,619	78,655
Other property and equipment	16,817	15,763
Less accumulated depletion, depreciation, amortization	(294,049)	(259,382)
Net property and equipment	633,880	585,262
Other non-current assets	2,086	2,918
Total assets	$656,723	$606,800
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$32,086	$25,901
Accounts payable -- related parties	270	389
Oil, natural gas liquid and natural gas sales payable	11,254	8,747
Accrued liabilities	31,519	16,583
Derivative financial instruments	27,570	12,336
Total current liabilities	102,699	63,956
Long-term liabilities
Long-term debt	337,264	301,155
Asset retirement obligations	5,918	5,649
Deferred tax liabilities, net	106	8,105
Equity warrant liability	1,404	508
Equity warrant liability -- related parties	2,682	963
Derivative financial instruments	22,186	9,802
Other non-current liabilities	4,948	1,316
Total long-term liabilities	374,508	327,498
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 24,637,127 and 24,506,647 issued and outstanding, respectively	142,655	142,655
Class B non-voting common stock, $0.001 par value, 5,000 shares authorized, 2,500 shares issued and outstanding	—	—
Series A-1 convertible participating preferred stock, $0.001 par value, 87,789 and 83,968 shares issued and outstanding, respectively	—	—
Additional paid-in capital	174,469	174,871
Accumulated deficit	(137,608)	(102,180)
Total stockholders' equity	179,516	215,346
Total liabilities and stockholders' equity	$656,723	$606,800
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Oil sales	$39,707	$15,090	$72,859	$29,580
Natural gas liquid sales	4,410	1,319	6,143	2,989
Natural gas sales	3,735	1,726	5,542	3,182
Total revenues	47,852	18,135	84,544	35,751
Expenses
Lease operating and gas gathering	6,490	3,521	11,074	6,477
Production and ad valorem taxes	2,761	1,077	4,927	2,114
Depreciation, depletion and amortization	19,464	12,551	35,027	24,693
Loss on sale of oil and gas properties	—	205	1,568	348
Impairment of oil and gas properties	—	27,081	—	27,081
General and administrative	5,305	3,600	8,724	6,281
Acquisition costs and other	(3)	2,680	(13)	2,669
Total expenses	34,017	50,715	61,307	69,663
Income (loss) from operations	13,835	(32,580)	23,237	(33,912)
Other (expense) income
Interest expense	(9,298)	(8,819)	(18,555)	(13,851)
Unrealized (loss) gain on warrants	(2,462)	614	(2,615)	2,884
(Loss) gain on derivative financial instruments	(25,498)	5,416	(36,654)	14,162
Loss on extinguishment of debt	—	—	(8,619)	—
Total other (expense) income, net	(37,258)	(2,789)	(66,443)	3,195
Loss before income taxes	(23,423)	(35,369)	(43,206)	(30,717)
Income tax benefit	4,648	12,208	7,778	10,621
Net loss	(18,775)	(23,161)	(35,428)	(20,096)
Preferred stock dividends	(1,932)	(296)	(3,821)	(296)
Net loss attributable to common stockholders	$(20,707)	$(23,457)	$(39,249)	$(20,392)

Net loss per common share
Basic	$(0.84)	$(1.07)	$(1.60)	$(0.93)
Diluted	$(0.84)	$(1.07)	$(1.60)	$(0.93)

Weighted average common shares outstanding
Basic	24,599,744	21,822,015	24,598,345	21,822,015
Diluted	24,599,744	21,822,015	24,598,345	21,822,015
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	24,506,647	$142,655	83,968	$—	$174,871	$(102,180)	$215,346
Payment-in-kind dividends	—	—	3,821	—	—	—	—
Issued pursuant to stock-based compensation plan	130,480	—	—	—	(601)	—	(601)
Stock-based compensation	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	(35,428)	(35,428)
Balance at June 30, 2018	24,637,127	$142,655	87,789	$—	$174,469	$(137,608)	$179,516
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(35,428)	$(20,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	35,027	24,693
Stock-based compensation	2,713	639
Share based payments	(601)	—
Deferred taxes	(7,999)	(10,985)
Loss (gain) on derivative financial instruments	36,620	(14,162)
Settlements of derivative financial instruments	(8,676)	2,682
Impairment of oil and natural gas properties	—	27,081
Loss on abandoned property and equipment	170	—
Non-cash interest expense	3,544	3,434
Unrealized loss (gain) on warrants	2,615	(2,884)
Changes in operating assets and liabilities:
Accounts receivable	(254)	(1,308)
Prepaid expenses and other assets	(1,159)	(3,010)
Accounts payable and accrued expenses	12,179	11,028
Net cash provided by operating activities	38,751	17,112

Cash flows from investing activities
Acquisition of oil and gas properties	(2,862)	(108,179)
Development of oil and gas properties	(66,761)	(37,750)
Purchases of other property and equipment	(1,498)	(1,522)
Net cash used in investing activities	(71,121)	(147,451)

Cash flows from financing activities
Proceeds from borrowings and related party borrowings	290,744	76,079
Payments on borrowings and related party borrowings	(255,452)	(19,503)
Proceeds from the sale of preferred stock	—	77,800
Cost to issue equity	—	(1,000)
Payments of debt issuance costs	—	(2,537)
Net cash provided by financing activities	35,292	130,839
Net increase in cash and cash equivalents	2,922	500
Cash and cash equivalents, beginning of the period	2,538	6,068
Cash and cash equivalents, end of the period	$5,460	$6,568

Supplemental information:
Cash paid for taxes	$1,147	$2,240
Cash paid for interest	6,143	10,674
Non-cash investing and financing activities:
Preferred stock issued for asset acquisition	$—	$10,795
Cost to issue equity included in accounts payable	—	1,500
Asset retirement obligation	183	2,235
Increase in liabilities for capital expenditures	12,425	1,358
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation
Organization and Nature of Operations
Lonestar Resources US Inc. (“Lonestar”) is an independent oil and natural gas company focused on the development, production and acquisition of unconventional oil, natural gas liquids (“NGLs”) and natural gas properties in the Eagle Ford shale play in South Texas, primarily through our subsidiary, Lonestar Resources, Inc. Lonestar is a Delaware corporation with our common stock listed and traded on the Nasdaq Global Select Market under the symbol “LONE”.
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
Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of June 30, 2018, our consolidated results of operations for the three and six months ended June 30, 2018 and 2017, and our consolidated cash flows for the six months ended June 30, 2018 and 2017.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on our reported net loss, current assets, current liabilities, total liabilities or stockholders’ equity.
Net Loss per Common Share
Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period. Diluted net loss per common share is calculated in the same manner but includes the impact of potentially dilutive securities. Potentially dilutive securities consist of warrants, equity compensation awards and preferred equity shares under the as-converted method.
The following table is a reconciliation of the weighted average shares used in the basic and diluted net loss per common share calculations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	24,599,744	21,822,015	24,598,345	21,822,015
Potentially dilutive securities
Warrants	—	—	—	—
Restricted stock units	—	—	—	—
Diluted weighted average common shares outstanding	24,599,744	21,822,015	24,598,345	21,822,015
Basic weighted average common shares exclude shares of non-vested restricted stock. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic net loss per common share.

The following securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Preferred stock	14,313,038	2,490,842	14,156,471	1,252,302
Warrants	760,000	760,000	760,000	760,000
Stock appreciation rights	999,643	682,500	841,948	487,956
Restricted stock units	1,002,072	602,000	726,919	432,796
Note 2. Recent Accounting Pronouncements
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will also be required. ASU 2016-02 is effective for the annual period beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. Currently, entities must adopt the standard using a modified retrospective transition and apply the guidance to the earliest comparative period presented, with certain practical expedients that entities may elect to apply. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have been identified and are being implemented. In addition to lease agreements, service contracts and other agreements are also being reviewed to determine if they contain an embedded lease. The Company continues to evaluate the expected impact of this standard update on disclosures, but does not anticipate any material changes to operating results or liquidity as a result of right-of-use assets and corresponding lease liabilities that will be recorded.
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
Note 3. Acquisitions and Divestitures
New Corporate Headquarters
On August 2, 2017, the Company closed on the purchase of an office building in Fort Worth, Texas, with an acquisition price approximating $10 million, to which the Company relocated its corporate operations in February 2018. In light of the relocation, the Company recorded an impairment charge of $1.6 million in Other Expense on the Unaudited Condensed Consolidated Statement of Operations during the first quarter of 2018, primarily reflecting the remaining future minimum rentals of the lease for the Company’s prior corporate office from the date of relocation to the end of the remaining lease term.
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
Inherent in the Company’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company. At June 30, 2018, the Company had no open physical delivery obligations.
The following table summarizes the Company’s commodity derivative contracts as of June 30, 2018:

Commodity	Contract Type	Period	Volume Hedged (Bbls/MMBtu per day)	Weighted Average Price
				Swap	Floor	Ceiling
Oil -WTI	Swaps	July-December 2018	6,689	$56.45	—	—
Oil -WTI	2-Way Collar	July-December 2018	500	—	$50.00	$59.45
Oil -WTI	Swaps	January-December 2019	4,930	51.21	—	—
Oil -WTI	Swaps	January-December 2020	1,684	53.02	—	—
Natural Gas - Henry Hub	Swaps	July-December 2018	7,393	3.05	—	—
During July 2018, the Company entered into additional WTI swaps for 182,500 Bbls at a strike price of $65.20 per Bbl for the period of January through December 2019, and 183,000 Bbls at a strike price of $61.65 per Bbl for the period of January through December 2020.
The Company has not designated any of the commodity derivatives as hedges under the applicable accounting standards. Consequently, all changes in fair value of these derivatives (realized and unrealized) are included in the Unaudited Condensed Consolidated Statements of Operations.
As of June 30, 2018, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

Note 5. Revenue Recognition
Operating revenues are comprised of sales of crude oil, NGLs and natural gas.

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Oil	$39,707	$15,090	$72,859	$29,580
NGLs	4,410	1,319	6,143	2,989
Natural gas	3,735	1,726	5,542	3,182
Total operating revenues	$47,852	$18,135	$84,544	$35,751
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

Production Imbalances
The Company follows the sales method of accounting for natural gas imbalances, whereby revenue is recorded based on the Company’s share of volumes sold, regardless of whether the Company has taken its proportional share of volumes produced. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. There were no imbalances at June 30, 2018 and 2017.
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
The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Lonestar has existing internal controls in place for its estimation process, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three and six months ended June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
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
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, for each fair value hierarchy level:

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2018 (unaudited)
Assets
Commodity derivatives	$—	$145	$—	$145
Liabilities:
Commodity derivatives	$—	$(49,756)	$—	$(49,756)
Warrant	—	—	(4,086)	(4,086)
Deferred compensation	(1,143)	—	(1,686)	(2,829)
Total	$(1,143)	$(49,611)	$(5,772)	$(56,526)

December 31, 2017
Assets:
Commodity derivatives	$—	$472	$—	$472
Liabilities:
Commodity derivatives	$—	$(22,138)	$—	$(22,138)
Warrant	—	—	(1,471)	(1,471)
Deferred compensation	—	—	(314)	(314)
Total	$—	$(21,666)	$(1,785)	$(23,451)
Level 3 Gains and Losses
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2018:

In thousands	Warrant	Deferred Compensation	Total
Balance as of December 31, 2017	$(1,471)	$(314)	$(1,785)
Unrealized losses	(2,615)	(1,372)	(3,987)
Balance as of June 30, 2018 (unaudited)	$(4,086)	$(1,686)	$(5,772)
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
The book values of cash and cash equivalents, receivables for oil, NGL and natural gas sales, joint interest billings, notes and other receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company, except for bonds, which are recorded at amortized cost less debt issuance costs. The fair value of the 11.25% Senior Notes (as defined in Note 8 below) approximates $250.0 million as of June 30, 2018, and the notes are considered a Level 3 liability, as they are based on market transactions that occur infrequently as well as internally generated inputs.
Note 7. Accrued Liabilities
Accrued liabilities consisted of the following as of the dates indicated:

In thousands	June 30, 2018 (unaudited)	December 31, 2017
Bonus payable	$1,023	$2,250
Payroll payable	22	18
Accrued interest - 8.75% Senior Notes	—	2,768
Accrued interest -11.25% Senior Notes	13,828	—
Accrued interest - other	75	1,015
Accrued rent	312	156
Accrued well costs	8,204	8,386
Third party payments for joint interest expenditures	5,778	—
Accrued severance, property and franchise taxes	1,294	115
Accrued federal income tax	442	1,147
Other	541	728
Total accrued liabilities	$31,519	$16,583
Note 8. Long-Term Debt
The following long-term debt obligations were outstanding as of the dates indicated:

In thousands	June 30, 2018 (unaudited)	December 31, 2017
Senior Secured Credit Facility	$84,000	$142,080
8.75% Senior Notes due 2019	—	151,848
11.25% Senior Notes due 2023	250,000	—
Mortgage debt	9,218	7,891
Other	263	759
Total long-term debt	343,481	302,578
Unamortized discount	(5,063)	(949)
Unamortized debt issuance costs	(1,154)	(474)
Total long-term debt net of debt issuance costs	$337,264	$301,155
Senior Secured Credit Facility
In July 2015, the Company, through its subsidiary Lonestar Resources America, Inc. ("LRAI"), entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”), which has a maturity date of July 29, 2020. As of June 30, 2018, $84.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility was 5.66%. The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base under the Credit Facility.
The Company was in compliance with the terms of the Credit Facility as of June 30, 2018.

In January 2018, the Company entered into the Limited Waiver, Borrowing Base Redetermination Agreement, and Amendment No. 7 to the Credit Agreement, which included the following provisions:

•	maintained the borrowing base of $160 million until the next redetermination date;

•	waived the borrowing base redetermination that would otherwise have occurred in connection with the incurrence of the 11.25% Senior Notes (see below), and

•	amended certain other provisions of the Credit Facility.
As a result of the the May 2018 redetermination, the borrowing base was increased from $160 million to $190 million.
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
Retirement of 8.75% Senior Notes
Using proceeds from the issuance of the 11.25% Senior Notes, as discussed above, the Company fully retired the 8.750% Senior Unsecured Notes due April 15, 2019 (“the 8.75% Senior Notes”). Pursuant to the terms of the indenture, the 8.75% Senior Notes were redeemed at 104.375% of the outstanding principal amount, or approximately $158.5 million, which excludes accrued interest. In connection with this transaction, the Company recognized a $8.6 million loss on extinguishment during the first quarter of 2018.

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
For the first and second quarters of 2018, the Company also elected the PIK Option for the Class A Preferred Stock dividend payment, which resulted in the issuance of 3,821 additional shares of Series A-1 Preferred Stock during the six months ended June 30, 2018.
Common Stock Issuances
On November 3, 2017, as described above, the Company issued 2,684,632 shares of Class A voting common stock on a one-for-one basis in exchange for all of the of the Company’s outstanding Series B Preferred Stock.
Note 10. Stock-Based Compensation
Restricted Stock Units
In February 2017, the Company granted awards of restricted stock units (“RSUs”) covering 612,000 shares to certain of its employees. In August 2017, 100,000 units were granted to the Company’s chairman of the board of directors, and in October 2017, 28,409 units were granted to the Company’s internal general counsel. In April and May 2018, 585,000 and 7,500 additional units were granted to certain of its employees, respectively.
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
In February 2018, the Company elected to offer cash settlement to all employees for vested RSUs and, as a result of this modification, the RSU awards are classified as a liability on the Company’s balance sheet in accordance with ASC 718, Compensation – Stock Compensation, as of June 30, 2018. As of the date of the modification, periodic compensation expense related to the awards is recognized based on the fair value of the awards, subject to a floor valuation that represents the compensation expense amount that would have otherwise been recognized had the Company not modified the terms of the award. The modification of the RSU awards resulted in $0.2 million in incremental costs to the Company for both the three and six months ended June 30, 2018. The liability for RSUs on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2018 was $1.1 million.
The following table presents RSUs activity during the six months ended June 30, 2018:

	Shares	Weighted Average Remaining Contractual Term (in years)
Non-vested RSUs at December 31, 2017	728,909	2.2
Granted	592,500	2.8
Vested	(284,200)	—
Forfeited	(7,500)	—
Non-vested RSUs at June 30, 2018	1,029,709	2.3

Stock Appreciation Rights
In February 2017, the Company granted awards of stock appreciation rights (“SARs”) covering 700,000 shares to certain of its employees and its non-employee directors. In April 2018, the Company granted additional awards of SARs covering 335,000 shares to certain of its employees and its non-employee directors.
The awards vest over a three-year period as follows: 40% on the first anniversary of issuance and 30% on each of the second and third anniversaries of issuance, such that the SAR’s will be fully vested on the third anniversary of issuance. The SARs will expire five-years after the date of issuance. The exercise price of the SAR is the fair market value of the Company’s Class A voting common stock on the date of the grant. The SAR entitles the holder to receive from the Company, upon exercise of the exercisable portion of the SAR, an amount determined by multiplying the excess of the fair market value of one share on the date of exercise over the exercise price per share by the number of shares with respect to which the SAR is exercised. SARs will be paid in cash or common stock at holder’s election once the SAR is vested, with the provision that the Company possesses sufficient liquidity to allow for cash settlement of the SAR. The SARs are accounted for as a liability on the Unaudited Condensed Consolidated Balance Sheets, which was approximately $1.7 million as of June 30, 2018.
The following table presents SARs activity during the six months ended June 30, 2018:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2017	690,000	$7.20	4.3
SARs vested and exercisable at December 31, 2017	—	—	—
Granted	335,000	4.46	4.8
Exercised	—	—	—
Expired/forfeited	(7,500)	—	—
Outstanding at June 30, 2018	1,017,500	$6.30	4.0
SARs vested and exercisable at June 30, 2018	280,000	$7.20	3.6
Stock-Based Compensation Expense
For the three and six months ended June 30, 2018, the Company recorded stock-based compensation expenses of approximately $2.3 million and $2.7 million, respectively, related to RSUs and SARs. As of June 30, 2018, the total unrecognized stock-based compensation cost to be recognized over the next three years is approximately $9.2 million.
Note 11. Related Party Activities
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
Other Related Party Transactions
New Tech Global Ventures, LLC, a company in which Daniel R. Lockwood (a director of the Company) owns a limited partnership interest, has provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $339 thousand and $156 thousand for the three months ended June 30, 2018 and 2017, respectively, and $674 thousand and $388 thousand for the six months ended June 30, 2018 and 2017, respectively.
Note 12. Commitments and Contingencies
In February 2018, the Company signed a rig under contract, the original term of which was completed during the second quarter of 2018. As of August 2018, the terms of the extended contract provide for a drilling rate of $22.5 thousand per day with either party eligible to terminate the contract with 30 days' notice.
In March 2018, the Company signed a dedicated fleet contract that provides for hydraulic fracturing and wireline services at variable rates depending on the work performed. The early termination fee equals $133 thousand for each scheduled wells that is not hydraulically fractured as of the date of termination. The contract expires on December 31, 2018. As of August 2018, the Company is currently hydraulically fracturing three wells with a balance of three wells from the original contract remaining. The Company has the ability to extend the contract on any additional wells added to the 2018 drilling schedule.

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
OVERVIEW
We are an independent oil and natural gas company, focused on the development, production and acquisition of unconventional oil, natural gas liquids (“NGLs”) and natural gas properties in the Eagle Ford shale play in South Texas, where we have accumulated approximately 80,944 gross (60,037 net) acres in what we believe to be the formation’s crude oil and condensate windows, as of June 30, 2018. We operate in one industry segment, which is the exploration, development and production of oil, NGLs and natural gas. Our current operational activities and consolidated revenues are generated from markets exclusively in the United States, and, as of June 30, 2018, we had no long-lived assets located outside the United States.
Second Quarter 2018 Operational Summary
During the second quarter of 2018, the Company reported production of 11,140 Boe/d. This is a 98% increase from the 5,635 Boe/d reported for the second quarter of 2017, consisting of approximately 57% crude oil, 22% NGLs and 21% natural gas. This production increase was driven by the 81 gross / 75.2 net wells acquired for $116.6 million that closed June 15, 2017 and continued incremental production brought online by our Eagle Ford development program as well as continue excellence in the Company's drilling and completion program. During the three months ended June 30, 2018, the Company drilled and completed 5.0 gross / 4.4 net wells. The first three wells, the Georg #18H, Georg #19H and Georg #20H, came online in May and were some of the Company’s highest oil producing wells over their first 30 days of production, producing on average 807 Bopd. The second two wells, the Horned Frog NW #2H and Horned Frog NW #3H were brought online in June and produced during the last 18 days of the quarter. These wells have recently established average 30-day production rates of 1,080 Boe/d, consisting of 562 barrels of oil per day, 179 barrels of natural gas liquids per day and 2,039 Mcf per day of natural gas. This marked the first time the Company has drilled and completed wells at either the Georg or Horned Frog NW locations and the results look promising.
Recent Developments Regarding Lonestar Properties
Eagle Ford Shale Trend - Western Region
Asherton
In July 2018, Lonestar commenced drilling the Asherton #1H and Asherton #3H with planned total measured depths of approximately 17,680 feet. We project that these wells will have perforated intervals of approximately 10,800 feet. Drilling operations have been completed ahead of schedule and fracture stimulation operations are scheduled for October 2018. Lonestar owns a 99% WI and 75% NRI in these two wells.
Beall Ranch
In Dimmit County, no new wells were completed during the three months ended June 30, 2018. The Beall Ranch leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2018.
Burns Ranch Area
At the Burns Ranch leasehold in La Salle County, no new wells were completed during the three months ended June 30, 2018. The Burns Ranch leasehold is held by production, and Lonestar does not currently plan any drilling activity here as part of its 2018 drilling and completion budget.

Horned Frog
In La Salle County, the Company further expanded its Eagle Ford footprint by completing its first two locations at Horned Frog North West. The Horned Frog North West #2H and #3H commenced flowback operations in June, 2018. Results of these wells have been encouraging and have a higher concentration of oil (~52%) than the legacy Horned Frog acreage located to the South. The #2H and #3H wells were drilled to measured depths of 17,560 feet and 17,440 feet, respectively and were fracture-stimulated in engineered completions with an average proppant concentration of 2,030 pounds per foot across an average of 25 stages per well utilizing diverters. The Horned Frog NW #2H, which has a perforated interval of 7,489 feet, continues to be choke-managed, and produced at a Max 30-day production rate of 1,110 Boe/d, consisting of 573 barrels of oil per day, 185 barrels of natural gas liquids per day, and 2,113 Mcf/d of natural gas on a 22/64” choke. The Horned Frog NW #3H, which has a perforated interval of 7,331 feet, and continues to be choke-managed at a Max 30-day production rate of 1,050 Boe/d, consisting of 551 barrels of oil per day, 172 barrels of natural gas liquids per day, and 1,964 Mcf/d of natural gas. Both of these wells are outperforming internal projections, particularly with respect to higher-than-expected oil rates. Lonestar holds a 100% WI and 75% NRI in these wells and has an additional 5 drilling locations offsetting these wells.
Lonestar owns a 100% WI in the Horned Frog G #1H and Horned Frog H #1H, which were placed onstream in March 2018. These wells have now been producing for in excess of four months and the results continue to outperform projections. After registering Max-30 IP’s averaging 2,095 Boe/d, these wells continue to exhibit robust deliverability on a constant choke. During the first 120 days of production, the Horned Frog G #1H has produced cumulative production of 47,820 barrels of oil, 818,390 Mcf of natural gas, or 240,975 barrels of oil equivalent on a three-stream basis or 2,008 Boe/d over its first 120 days of production. Over the same period, the Horned Frog H #1H has produced cumulative production of 44,235 barrels of oil, 753,898 Mcf of natural gas, or 222,171 barrels of oil equivalent on a three-stream basis or 1,851 Boe/d over its first 120 days of production. To date, these are the two highest producing wells through the first 120 days of production in the Company’s history and are outperforming Third-Party projections by 15%.
Eagle Ford Shale Trend - Central Region
Cyclone
In July 2018, the Company completed drilling operations on the Cyclone DM #13H and Cyclone DM #14H to total measured depths of 20,205 feet and 19,685 feet, respectively. The Cyclone DM #13H and #14H wells were fracture-stimulated in engineered completions with an average proppant concentration of 1,590 pounds per foot over 35 stages and 34 stages, respectively. The Cyclone DM #13H was completed with a perforated interval of 10,056 feet and tested 577 Bbls/d of oil and 329 Mcf/d of natural gas, or 652 Boe/d (three-stream) on a 28/64’’ choke. The Cyclone DM #14H was completed with a perforated interval of 9,600 feet and tested 635 Bbls/d of oil and 362 Mcf/d of natural gas, or 718 Boe/d (three-stream) on a 28/64’’ choke. Lonestar owns a 100% WI and 78.5% NRI in these wells.
Hawkeye
Lonestar owns an 87.5% WI in the Hawkeye #1H and Hawkeye #2H, which were placed onstream in January 2018. In May, these wells were put on jet pump which actually increased production by an average of 17% vs. the prior 30 day period. The Hawkeye wells have continued to break away from forecast, outperforming Third-Party projections by 23%. Now online for 180 days, the Hawkeye #1H has produced cumulative production of 115,800 barrels of oil, 63,517 Mcf of natural gas, or 130,356 barrels of oil equivalent on a three-stream basis, or 724 Boe/d over its first 180 days of production. Over the same period, the Hawkeye #2H has produced cumulative production of 99,335 barrels of oil, 53,615 Mcf of natural gas, or 111,620 barrels of oil equivalent on a three-stream basis or 617 Boe/d. The Company recently acquired approximately 976 gross / 976 net acres which is contiguous to its Hawkeye leasehold, which can accommodate 7 additional locations. Lonestar plans to drill two laterals on this newly acquired leasehold which are projected to average approximately 8,700’ of perforated interval. We expect to commence drilling operations on these two wells in August and place these wells onstream in November, 2018.

Karnes County
In May 2018, the Company completed the Georg EF #18H, Georg EF #19H, and Georg EF #20H to an average total measured depth of approximately 15,450 feet. The Georg EF #18H, which has a perforated interval of 5,896 feet, produced at a Max 30-day production rate of 895 Boe/d, consisting of 775 barrels of oil per day, 64 barrels of natural gas liquids per day, and 336 Mcf per day of natural gas. The Georg EF #19H, which has a perforated interval of 6,116 feet, produced at a Max 30-day production rate of 898 Boe/d, consisting of 781 barrels of oil per day, 62 barrels of natural gas liquids per day, and 327 Mcf per day of natural gas. The Georg EF #20H, which has a perforated interval of 5,979 feet, produced at a Max 30-day production rate of 1,052 Boe/d, consisting of 925 barrels of oil per day, 68 barrels of natural gas liquids per day, and 356 Mcf per day of natural gas. Lonestar owns an 80% WI and 61% NRI in these wells. To date, these wells have outperformed the projections of our independent petroleum engineer.
Current Operations
Lonestar plans to bring six more wells in the Central Region into production during the third quarter of 2018. In Karnes County, the Georg #24H, Georg #25H, and Georg #26H have total measured depths of 15,450 feet, 15,500 feet and 15,495 feet, respectively. Fracture stimulation has commenced and these wells are expected to begin flowback operations in mid-August. Lonestar owns an 80% WI and 61% NRI in these wells. In Gonzales County, the Culpepper #3-2H, Culpepper #3-3H, and Culpepper #4-4H, which were also drilled on leasehold obtained in the Battlecat acquisition, were drilled to total measured depths of 15,380 feet, 15,325 feet and 15,280 feet, respectively. Fracture stimulation is set to begin in August and flowback operations are forecast to begin in mid-September. Lonestar owns an 80% WI and 60% NRI in these wells.
Pirate
In Wilson County, no new wells were completed during the three months ended June 30, 2018. The Pirate leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2018.
Eagle Ford Shale Trend - Eastern Region
Brazos & Robertson Counties
In Brazos County, no new wells were completed during the three months ended June 30, 2018. Lonestar is currently discussing drilling one well on our partners leasehold. Lonestar does not currently have drilling activity budgeted here in 2018.

RESULTS OF OPERATIONS
Certain of our operating results and statistics for the three and six months ended June 30, 2018 and 2017 are summarized below:

In thousands, except per share and unit data	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues
Oil	$39,707	$15,090	$72,859	$29,580
NGLs	4,410	1,319	6,143	2,989
Natural gas	3,735	1,726	5,542	3,182
Total operating revenues	$47,852	$18,135	$84,544	$35,751
Total production volumes by product
Oil (Bbls)	580,398	324,324	1,097,041	616,848
NGLs (Bbls)	221,858	91,364	308,786	174,846
Natural gas (Mcf)	1,268,813	582,582	1,848,010	1,170,346
Total barrels of oil equivalent (BOE)	1,013,740	512,785	1,713,708	986,812
Daily production volumes by product
Oil (Bbls/d)	6,378	3,564	6,061	3,408
NGLs (Bbls/d)	2,438	1,004	1,706	966
Natural gas (Mcf/d)	13,943	6,402	10,210	6,466
Total barrels of oil equivalent (BOE/d)	11,140	5,635	9,468	5,452
Average realized prices
Oil ($ per Bbl)	$68.41	$46.52	$66.41	$47.95
NGLs ($ per Bbl)	19.88	14.43	19.89	17.10
Natural gas ($ per Mcf)	2.94	2.96	3.00	2.72
Total oil equivalent, excluding the effect from hedging ($ per BOE)	47.20	35.36	49.33	36.23
Total oil equivalent, including the effect from hedging ($ per BOE)	40.69	38.57	43.40	38.31
Operating and other expenses
Lease operating and gas gathering	$6,490	$3,521	$11,074	$6,477
Production and ad valorem taxes	2,761	1,077	4,927	2,114
Depreciation, depletion and amortization	19,464	12,551	35,027	24,693
General and administrative	5,305	3,600	8,724	6,281
Interest expense	9,298	8,819	18,555	13,851
Operating and other expenses per BOE
Lease operating and gas gathering	$6.40	$6.87	$6.46	$6.56
Production and ad valorem taxes	2.72	2.10	2.88	2.14
Depreciation, depletion and amortization	19.20	24.48	20.44	25.02
General and administrative	5.23	7.02	5.09	6.36
Interest expense	9.17	17.20	10.83	14.04
Production
The table below summarizes our production volumes for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Oil (Bbls/d)	6,378	3,564	79%	6,061	3,408	78%
NGLs (Bbls/d)	2,438	1,004	143%	1,706	966	77%
Natural gas (Mcf/d)	13,943	6,402	118%	10,210	6,466	58%
Total (BOE/d)	11,140	5,635	98%	9,468	5,452	74%

Total production during the second quarter of 2018 averaged 11,140 BOE per day, an increase of 98%, or 5,505 BOE per day, compared to the same period in 2017. Total production during first six months of 2018 averaged 9,468 BOE per day, an increase of 74%, or 4,016 BOE per day, compared to the same period in 2017. These increases were primarily due to incremental production from the Battlecat and Marquis acquisitions that closed in June 2017 and strong well results from our recent development drilling in the Eagle Ford shale.
Oil, Natural Gas Liquid and Natural Gas Revenues
The table below summarizes our production revenues for the three and six months ended June 30, 2018 and 2017:

In thousands	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Oil	$39,707	$15,090	163%	$72,859	$29,580	146%
NGLs	4,410	1,319	234%	6,143	2,989	106%
Natural gas	3,735	1,726	116%	5,542	3,182	74%
Total operating revenues	$47,852	$18,135	164%	84,544	$35,751	136%
Our oil, NGL and natural gas revenues during the three months ended June 30, 2018 increased $29.7 million, or 164%, compared to those revenues for the same period in 2017. For the six months ended June 30, 2018, oil, NGL and natural gas revenues increased $48.8 million, or 136%, compared to those revenues for the same period in 2017. The changes in our oil, NGL and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

In thousands	Three months ended June 30, 2018 vs. 2017		Six months ended June 30, 2018 vs. 2017
	Increase in Revenues	Percentage Increase in Revenues	Increase in Revenues	Percentage Increase in Revenues
Change in oil, NGL and natural gas revenues due to:
Increase in production	$17,714	60%	$26,335	54%
Increase in commodity prices	12,003	40%	22,458	46%
Total increase in oil, NGL and natural gas revenues	$29,717	100%	$48,793	100%
Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the three and six months ended June 30, 2018 and 2017:

Average net realized price	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Oil ($/Bbl)	$68.41	$46.52	47%	$66.41	$47.95	38%
NGLs ($/Bbls)	19.88	14.43	38%	19.89	17.10	16%
Natural gas ($/Mcf)	2.94	2.96	(1)%	3.00	2.72	10%
Total ($/BOE)	47.20	35.36	33%	49.33	36.23	36%
Average NYMEX differentials
Oil per Bbl	$0.47	$(1.72)	127%	$1.00	$(2.09)	148%
Natural gas per Mcf	0.11	(0.09)	222%	0.05	(0.30)	117%
The average wellhead price for our production in the three months ended June 30, 2018 was $47.20 per BOE, a 34% increase compared to the average price in the comparable period in 2017. The average wellhead price for our production in the six months ended June 30, 2018 was $49.33 per BOE, a 36% increase compared to the average price in the comparable period in 2017. Reported wellhead realizations were driven higher by significant increases in both the crude oil benchmark prices between the periods, as well as improvements in differentials to those benchmarks which we were successful in negotiating with our hydrocarbon purchasers, slightly decreased by a higher ratio of natural gas production in 2018, which typically carries a lower realized price than oil and NGLs on a per BOE basis.

Commodity Derivative Contracts
Our realized net loss on commodity derivative contracts was $6.6 million and $10.2 million for the three and six months ended June 30, 2018, respectively, resulting from oil prices that were above the strike prices of our oil swap contracts. We realized gains of $1.6 and $2.0 million for the three and six months ended June 30, 2017, resulting from oil and natural gas prices that were below our oil and natural gas swap contracts. We realized an average loss of $6.51 per BOE and $5.93 per BOE on our oil and natural gas swaps and 2-way oil collar contracts during the three and six months ended June 30, 2018, respectively, as compared to an average gain of $3.21 per BOE and $2.08 per BOE for the three and six months ended June 30, 2017, respectively. Our oil volumes hedged for the three months ended Jun 30, 2018 were 3% lower as compared to the three months ended June 30, 2017.
Production Expenses
The table below presents detail of production expenses and general and administrative ("G&A") expenses for the three and six months ended June 30, 2018 and 2017:

In thousands, except expense per BOE	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Production expenses
Lease operating and gas gathering	$6,490	$3,521	84%	$11,074	$6,477	71%
Production and ad valorem taxes	2,761	1,077	156%	4,927	2,114	133%
Depreciation, depletion and amortization	19,464	12,551	55%	35,027	24,693	42%
General and administrative	5,305	3,600	47%	8,724	6,281	39%
Production expenses per BOE
Lease operating and gas gathering	$6.40	$6.87	(7)%	$6.46	$6.56	(2)%
Production and ad valorem taxes	2.72	2.10	30%	2.88	2.14	35%
Depreciation, depletion and amortization	19.20	24.48	(22)%	20.44	25.02	(18)%
General and administrative per BOE	5.23	7.02	(25)%	5.09	6.36	(20)%
Lease Operating and Gas Gathering
The table below provides detail of our lease operating and gas gathering expense for the three and six months ended June 30, 2018 and 2017:

In thousands	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Lease operating	$5,694	$3,212	77%	$9,834	$5,873	67%
Gathering, processing and transportation	796	309	158%	1,240	604	105%
Total lease operating and gas gathering expense	$6,490	$3,521	84%	$11,074	$6,477	71%
Lease operating expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for direct labor, water injection and disposal, utilities, materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production and ad valorem taxes.
Our lease operating and gas gathering expense increased 84%, or $3.0 million, for the three months ended June 30, 2018, to $6.5 million from $3.5 million in the comparable period in 2017. On a six-month comparative basis, these expenses increased $4.6 million, or 71%, from $6.5 million in 2017 to $11.1 million in 2018. On a unit-of-production basis, lease operating and gas gathering expense decreased 7%, or $0.47 per BOE, from $6.87 per BOE in the three months ended June 30, 2017 to $6.40 per BOE in the three months ended June 30, 2017. For the six-month comparative, these expenses decreased 2%, or $0.10 per BOE, from $6.56 per BOE in 2017 to $6.46 per BOE in 2018. The increase in total lease operating costs is due to additional operating costs related to additional production acquired in the Battlecat and Marquis transactions in June 2017, as well as costs related to the continuing incremental production brought online by our Eagle Ford development program. Decreases on a unit-of-production basis reflect Lonestar's continued focus on operating efficiencies and leveraging the economies of scale afforded by increased production concentrated in the Eagle Ford.

Compared to the first quarter of 2018, lease operating and gas gathering expense for the three months ended June 30, 2018 increased $1.9 million, or 42%. On a unit of production basis, our lease operating expenses decreased 2%, or $0.15 per BOE from the first quarter of 2018. The increase in total costs reflects the additional operating costs incurred by additional production in the second quarter of 2018, which in-turn was the result of operating a second drilling rig during the quarter and highly-productive new wells, while maintaining lease operating costs relatively flat on a per BOE basis quarter-to-quarter.
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
Our production and ad valorem tax expense increased $1.7 million, or 156%, in the three months ended June 30, 2018, to $2.8 million from $1.1 million in the comparable period in 2017. On a six-month comparative basis, these expenses increased $2.8 million, or 133%, from $2.1 million in 2017 to $4.9 million in 2018. On a unit-of-production basis, production and ad valorem tax expense increased 30%, or $0.62 per BOE, from $2.10 per BOE in the three months ended June 30, 2017 to $2.72 per BOE in the three months ended June 30, 2018. On a six-month comparative basis, these expenses increased 35%, or $0.74 per BOE, from $2.14 per BOE in 2017 to $2.88 per BOE in 2018. These increases are attributable to increases in valuations of our producing assets as well as higher commodity prices received for our production.
Compared to the first quarter of 2018, production and ad valorem taxes for the three months ended June 30, 2018 increased $0.6 million, or 27%. On a unit of production basis, our production and ad valorem taxes decreased 12%, or $0.37 per BOE, from the first quarter of 2018.
Depreciation, Depletion and Amortization (“DD&A”)
The table below provides detail of our DD&A expense for the three and six months ended June 30, 2018 and 2017.

In thousands	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
DD&A of proved oil and gas properties	$19,140	$12,339	55%	$34,425	$24,301	42%
Depreciation of other property and equipment	280	174	61%	515	334	54%
Accretion of asset retirement obligations	44	38	16%	87	58	50%
Total depreciation, depletion and amortization	$19,464	$12,551	55%	$35,027	$24,693	42%
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
DD&A expense for the three months ended June 30, 2018 was $19.5 million, a 55% increase from $12.6 million in the comparable period in 2017. On a six-month comparative basis, these expenses increased $10.3 million, or 42%, from $24.7 million in 2017 to $35.0 million in 2018. This increase is due to an increase in depletable costs associated with our reserve base arising from our Battlecat and Marquis acquisitions in June 2017, as well as continued development of our properties in the Eagle Ford. On a unit-of-production basis, DD&A decreased 22%, or $5.28 per BOE, from $24.48 per BOE for the three months ended June 30, 2017 to $19.20 per BOE for the three months ended June 30, 2018.
Compared to the first quarter of 2018, DD&A for the three months ended June 30, 2018 increased $3.9 million, or 25%. On a unit of production basis, DD&A decreased 14%, or $3.04 per BOE, from the first quarter of 2018.

General and Administrative
G&A expense increased $1.7 million, or 47%, to $5.3 million in the three months ended June 30, 2018, from $3.6 million from the comparable period in 2017. On a six-month comparative basis, these expenses increased $2.4 million, or 39%, from $6.3 million in 2017 to $8.7 million in 2018. These increases reflect higher stock-based compensation expense for the 2018 periods (discussed below). On a unit-of-production basis, G&A expense decreased 25%, or $1.79 per BOE, from $7.02 per BOE in the three months ended June 30, 2017 to $5.23 per BOE in the three months ended June 30, 2018. On a six-month comparative basis, these expenses decreased 20%, or $1.27 per BOE, from $6.36 per BOE in 2017 to $5.09 per BOE in 2018.
Compared to the first quarter of 2018, G&A expense for the three months ended June 30, 2018 increased $1.9 million, or 56%. On a unit of production basis, G&A increased 7%, or $0.36 per BOE, from the first quarter of 2018.
Stock-based compensation included in G&A was $2.3 million for the three months ended June 30, 2018, versus $0.5 million for the three months ended June 30, 2018. On a six-month comparative basis, these expenses increased $2.1 million, from $0.6 million in 2017 to $2.7 million in 2018. This increase was due to higher valuations of the Company's unvested restricted stock units and stock appreciation rights as of June 30, 2018.
Interest Expense
The table below provides detail of the interest expense for our various long-term obligations for the three and six months ended June 30, 2018 and 2017.

In thousands	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Interest expense on 8.75% Senior Notes	$—	$3,322	(100)%	$—	$6,680	(100)%
Interest expense on 11.25% Senior Notes	6,797	—	N/A	13,828	—	N/A
Interest expense on Second Lien Notes	—	1,517	(100)%	—	2,016	(100)%
Interest expense on Credit Facility	1,316	1,124	17%	$2,401	1,704	41%
Other interest expense	155	8	1,838%	244	17	1,335%
Total cash interest expense (1)	$8,268	$5,971	38%	$16,473	$10,417	58%
Amortization of debt issuance costs and discounts	1,030	2,848	(64)%	2,082	3,434	(39)%
Total interest expense	$9,298	$8,819	5%	$18,555	$13,851	34%
Per BOE:
Total cash interest expense	$8.15	$11.64	(30)%	$9.61	$10.56	(9)%
Total interest expense	9.17	17.20	(47)%	10.83	14.04	(23)%
(1) Cash interest is presented on an accrual basis.
Our total interest expense in the three months ended June 30, 2018 was $9.3 million, a 5% increase from $8.8 million in the comparable period in 2017. On a six-month comparative basis, these expenses increased $4.7 million, or 34%, from $13.9 million in 2017 to $18.6 million in 2018. These increases are primarily due to a combination of higher stated interest rates and principal on the new 11.25% Senior Notes (as defined below) versus the 8.75% Senior Notes (as defined below) that were retired in January 2018, as well as higher floating rates on our Credit Line (as defined below), offset by lower non-cash interest expense in 2018.
On a unit-of-production basis, total interest expense decreased by 47%, or $8.03 per BOE, from $17.20 per BOE in the three months ended June 30, 2017 to $9.17 per BOE in the three months ended June 30, 2018. On a six-month comparative basis, these expenses decreased 23%, or $3.21 per BOE, from $14.04 per BOE in 2017 to $10.83 per BOE in 2018.

Income Taxes
The Tax Cuts and Jobs Act (the “Act”) was passed in December 2017, which significantly changes U.S. corporate income tax laws generally taking effect in 2018. We included the impacts of the Act in the fourth quarter 2017 consolidated financial statements, and no changes were made to those provisional amounts during the first and second quarters of 2018. We will continue to examine the impact of this legislation and future regulations. The tax provision for the three months ended March 31, 2018 reflects the law changes noted above, including the new corporate tax rate of 21%.
The following table provides further detail of our income tax expense for the three and six months ended June 30, 2018 and 2017.

In thousands, except per-BOE amounts and tax rates	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current income tax expense	$(138)	$(330)	$(221)	$(326)
Deferred income tax benefit	4,786	12,538	7,999	10,947
Total income tax benefit	$4,648	$12,208	$7,778	$10,621
Average income tax benefit per BOE	$4.59	$23.81	$4.54	$10.76
Effective tax rate	19.84%	34.52%	18.00%	34.58%
Total net deferred tax liability	$106	$27,035
Income tax benefit decreased $7.6 million and $2.8 million between the comparable three and six-month periods, respectively, primarily due to a lower effective tax rate for the three and six months ended June 30, 2018. The decrease in the effective tax rate is primarily due to the impact of the Act law changes that were effective January 1, 2018.

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
At June 30, 2018, we had $5.5 million in cash and cash equivalents and approximately $105.5 million of additional availability under our Credit Facility. We believe that our existing cash and cash equivalents, cash expected to be generated from operations and the availability of borrowing under our Credit Facility will be sufficient to meet our liquidity requirements, anticipated capital expenditures and payments due under our existing credit facility and notes outstanding for at least the next 12 months.
The cash flows for the six months ended June 30, 2018 and 2017 are presented below:

In thousands	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$38,751	$17,112
Investing activities	(71,121)	(147,451)
Financing activities	35,292	130,839
Net change in cash	$2,922	$500
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $21.7 million, from $17.1 million in the six months ended June 30, 2017 to $38.8 million in the six months ended June 30, 2018. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $16.7 million. This increase is primarily due to higher oil and natural gas production and higher commodity prices, partially offset by losses on commodity derivatives. Changes in our operating assets and liabilities between the six months ended June 30, 2017 and the six months ended June 30, 2018 resulted in a net increase of approximately $4.9 million in net cash provided by operating activities for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $76.4 million, from $147.5 million in the six months ended June 30, 2017 to $71.1 million in the six months ended June 30, 2018. This decrease is primarily due to the acquisitions of the Marquis and Battlecat properties during the second quarter of 2017, partially offset by higher drilling and development costs in 2018.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased $95.5 million, from $130.8 million provided during the six months ended June 30, 2017 to $35.3 million provided in the six months ended June 30, 2018. This decrease primarily results from the net proceeds of $77.8 million received from issuance of our preferred stock in 2017, as well as higher net borrowings on our Credit Facility in 2017.
Debt
As of June 30, 2018, we had an aggregate of $337.3 million of indebtedness, including $84.0 million drawn on our Credit Facility, $250.0 million (less an unamortized discount of $5.1 million and debt issuance costs of $1.2 million) on our 11.25% Senior Notes and $9.5 million of other long-term notes.

Senior Secured Credit Facility
In July 2015, we entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, which has a maturity date of July 29, 2020). As of June 30, 2018, $84.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility was 5.66%. The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base.
We were in compliance with the terms of the Credit Facility as of June 30, 2018.
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
As a result of the the May 2018 redetermination, the borrowing base was increased from $160 million to $190 million.
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
Retirement of 8.75% Senior Notes
Using proceeds from the issuance of the 11.25% Senior Notes, as discussed above, we fully retired the 8.750% Senior Unsecured Notes due April 15, 2019 (“the 8.75% Senior Notes”). Pursuant to the terms of the indenture, the 8.75% Senior Notes were redeemed at 104.375% of the outstanding principal amount, or approximately $158.5 million, which excludes accrued interest. In connection with this transaction, we recognized a $8.6 million loss on extinguishment during the first quarter of 2018.

Capital Expenditures
We currently anticipate that our full-year 2018 capital budget, excluding acquisitions, will be approximately $120 to $130 million. This 2018 capital budget amount will almost entirely be dedicated to continued drilling and development of our Eagle Ford shale properties in South Texas.
The table below summarizes our capital expenditures incurred for the six months ended June 30, 2018:

In thousands	Six months ended June 30, 2018
Acquisition of oil and gas properties	$2,862
Development of oil and gas properties	66,761
Purchases of other property and equipment	1,498
Total capital expenditures	$71,121
For the six months ended June 30, 2018, our capital expenditures were funded with $38.8 million of cash flow from operations, with additional funds provided by borrowings on our Credit Facility. Our 2018 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital that we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated wells, our drilling results, other opportunities that may become available to us and our ability to obtain capital.
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
As of June 30, 2018, with the exception of the adoption of ASC 606, there were no significant changes to any of our critical accounting policies and estimates.
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
These important factors include risks related to:

•	variations in the market demand for, and prices of, crude oil, NGLs and natural gas;

•	proved reserves or lack thereof;

•	estimates of crude oil, NGLs and natural gas data;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing to fund our operations;

•	borrowing capacity under our credit facility;

•	general economic and business conditions;

•	failure to realize expected value creation from property acquisitions;

•	uncertainties about our ability to find, develop or acquire additional oil and natural gas resources;

•	uncertainties with regard to our drilling schedules;

•	the expiration of leases on our undeveloped leasehold assets;

•	our dependence upon several significant customers for the sale of most of our crude oil, natural gas and NGL production;

•	counterparty credit risks;

•	competition within the crude oil and natural gas industry;

•	technology risks;

•	the concentration of our operations;

•	drilling results;

•	potential financial losses or earnings reductions from our commodity price risk management programs;

•	potential adoption of new governmental regulations;

•	our ability to satisfy future cash obligations and environmental costs; and

•	the other factors set forth under “Risk Factors” in Item 1A of Part I of our 2017 10-K.
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
The following table shows the fair value of our derivative contracts and the hypothetical result from a 10% change in commodity prices at June 30, 2018. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks could be mitigated by price changes in the underlying physical commodity (in thousands):

	Fair Value	Hypothetical Fair Value
		10% Increase in Commodity Price	10% Decrease in Commodity Price
Swaps	$(46,399)	$(70,876)	$(21,921)
Collars	(1,070)	(1,637)	(503)
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
Interest Rate Risk
As of June 30, 2018, we had $84.0 million outstanding under the Credit Facility, which is subject to floating market rates of interest. Borrowings under the Credit Facility bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increase in this interest rate can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at June 30, 2018, a 100-basis-point change in interest rates would change our annualized interest expense by approximately $0.8 million.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.
Evaluation of Changes in Internal Control over Financial Reporting.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we have determined that, during the second quarter of fiscal 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes purchases of our Class A Common Stock during the second quarter of 2018:

	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares that May Yet Be Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2018	1,186	$4.34	—	—
May 2018	—	—	—	—
June 2018	—	—	—	—
Total	1,186		—
Stock repurchases during the second quarter of 2018 were made in connection with delivery by our employees of shares to us to satisfy their tax withholding requirements related to the vesting of restricted shares.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
		Form	File No.	Exhibit
4.1	Indenture, dated as of January 4, 2018, by and among Lonestar Resources America Inc., the subsidiary guarantors named therein and UMB Bank, N.A. as Trustee.	8-K	001-37670	4.1	1/9/18
10.1	Limited Waiver, Borrowing Base Redetermination and Amendment No. 7 to Credit Agreement, dated as of January 4, 2018, by and among Lonestar Resources America Inc., the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A, as administrative agent and issuing bank.	8-K	001-37670	10.1	1/9/18
10.2	Limited Waiver Agreement, dated as of March 28, 2018, among Lonestar Resources American Inc., the guarantor parties hereto, Citibank, N.A., as administrative agent and issuing bank, and lenders party thereto.	10-K	001-37670	10.11	3/29/18
10.3	Borrowing Base Redetermination Agreement and Amendment No. 8 to Credit Agreement.	8-K	001-37670	10.1	5/24/18
10.4	Lonestar Resources US Inc. Amended and Restated 2016 Incentive Plan, as amended as of May 24, 2018.	8-K	001-37670	10.2	5/24/18
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Accounting Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONESTAR RESOURCES US INC.

August 6, 2018	/s/ Frank D. Bracken, III
Frank D. Bracken, III Chief Executive Officer

August 6, 2018	/s/ Jason N. Werth
Jason N. Werth Chief Accounting Officer