Form 10-K/A
period 2017-12-31
Lonestar Resources US Inc.
filed 2018-11-02
CIK 1661920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A") amends and restates certain items noted below in the Annual Report on Form 10-K of Lonestar Resources US Inc. (the “Company”) for the year ended December 31, 2017, as originally filed with the Securities and Exchange Commission on March 29, 2018 (the “Original Filing”). This Form 10-K/A amends the Original Filing to reflect the correction of an error in the previously-reported 2016 and 2017 consolidated financial statements related to the Company’s depreciation, depletion and amortization (“DD&A”) expense calculation, as well as the related tax impacts. See Note 2 to the Consolidated Financial Statements included in Item 8 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

•	Part I, Item 1 – Business
•	Part I, Item 1A – Risk Factors
•	Part II, Item 6 – Selected Financial Data
•	Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8 – Financial Statements and Supplementary Data
•	Part II, Item 9A – Controls and Procedures
•	Part IV, Item 15 – Exhibits and Financial Statement Schedules
•	Signatures

This Form 10-K/A also amends Part I, Item 1 – Executive Officers and Directors to reflect the current executive officers and directors of the Company.  In addition, the Company’s Chief Executive Officer and Chief Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its revised audited consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

The Company is also concurrently filing amended Quarterly Reports for the quarters ended March 31, 2018 and

June 30, 2018 to restate the previously issued interim financial statements due to the accounting error described above.

i

GLOSSARY OF CERTAIN DEFINED TERMS

The terms defined in this section are used throughout this Annual Report on Form 10-K/A:

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

PV-10

Certain of our oil and natural gas reserve disclosures included in this Annual Report on Form 10-K/A are presented on a PV-10 basis. PV-10 is the estimated present value of the future cash flows, less future development and production costs from our proved reserves before income taxes, discounted using a 10% discount rate. PV-10 is considered a non-GAAP financial measure because it does not include the effects of future income taxes, as is required in computing the Standardized Measure. We believe that the presentation of a pre-tax PV-10 value provides relevant and useful information because it is widely used by investors and analysts as a basis for comparing the relative size and value of our proved reserves to other oil and gas companies. Because many factors that are unique to each individual company may impact the amount and timing of future income taxes, the use of a pre-tax PV-10 value provides greater comparability when evaluating oil and gas companies. The PV-10 value is not a measure of financial or operating performance under U.S. GAAP, nor is it intended to represent the current market value of proved oil and gas reserves. The definition of PV-10 value, as defined above, may differ significantly from the definitions used by other companies to compute similar measures. As a result, the PV-10 value, as defined, may not be comparable to similar measures provided by other companies.

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

	Year ended December 31,
	2017	2016
	(Restated)	(Restated)
Production
Oil (Bbls/day):
Western Eagle Ford	1,873	2,069
Central Eagle Ford	2,104	658
Eastern Eagle Ford	351	279
Total Eagle Ford	4,328	3,006
Conventional assets	—	248
Total Oil	4,328	3,254
Natural Gas Liquids (Bbls/day):
Western Eagle Ford	739	1,080
Central Eagle Ford	166	24
Eastern Eagle Ford	164	57
Total Eagle Ford	1,069	1,161
Conventional assets	—	5
Total Natural Gas Liquids	1,069	1,166
Natural Gas (Mcf/day):
Western Eagle Ford	5,046	7,561
Central Eagle Ford	749	139
Eastern Eagle Ford	793	267
Total Eagle Ford	6,588	7,967
Conventional assets	—	905
Total Natural Gas	6,588	8,872
Average daily production (Boe/d)	6,495	5,899
Average Daily Sales Price:
Oil ($/Bbl)	$50.96	$39.43
Natural Gas Liquids ($/Bbl)	18.48	9.03
Natural Gas ($/Mcf)	2.73	2.21
Average Unit Cost ($/Boe):
Lease operating expenses	$7.07	$7.52
Production Taxes	2.33	1.52
Depreciation, depletion and amortization	24.03	30.00

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

There are uncertainties inherent in estimating crude oil and natural gas reserves and their estimated value, including many factors beyond our control. The reserve data in this Annual Report on Form 10-K/A represents only estimates. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner and is based on assumptions that may vary considerably from actual results. Reservoir engineering also requires economic assumptions about matters such as crude oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Accordingly, actual production, crude oil and natural gas prices, revenues, taxes, operating expenses, expenditures and quantities of recoverable crude oil and natural gas reserves will likely vary, possibly materially, from estimates. Any significant variance in our estimates or the accuracy of our assumptions could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K/A.

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

The discounted future net cash flows in this Annual Report on Form 10-K/A is not necessarily the same as the current market value of our estimated crude oil and natural gas reserves. The current requirements for crude oil and natural gas reserve estimation and disclosures require the estimated discounted future net cash flows from proved reserves to be based on the average of the sales price on the first day of each month in the applicable year, with costs determined as of the date of the estimate. Actual future net cash flows also will be affected by various factors, including:

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

We incurred a net loss from operations of approximately $35.4 million (restated) for the year ended December 31, 2017. Our development of, and participation in, an increasingly larger number of prospects has required, and will continue to require, substantial capital expenditures. The uncertainty and factors described throughout this “Risk Factors” section may impede our ability to economically find, develop and acquire oil and natural gas reserves. As a result, we may not be able to operate profitability and may not receive positive cash flows from operating activities in the future, which could adversely affect our business and the trading price of our Class A voting common stock.

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

Under Section 404(a) of the Sarbanes-Oxley Act our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Once we are no longer an emerging growth company, Section 404(b) of the Sarbanes-Oxley Act will require our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting.

On November 21, 2016, our management identified a material weakness in the financial close process for the nine months ended September 30, 2016 relating to a failure to properly classify cash flows related to our gain on redemption of bonds, which has been remediated.

In the third quarter of 2018, our management identified a material weakness in our internal control over financial reporting relating to our DD&A expense calculation. This error resulted in the restatement of our consolidated financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2016 and 2017, and Quarterly Reports on Forms 10-Q for the periods ended March 31, 2018, and June 30, 2018. As a result of this material weakness, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, has concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2017.

As described in Part II, Item 9A of this Form 10-K/A, we are taking steps to remediate this material weakness. There can be no assurance that any measures we take will remediate the material weakness identified, nor can there be any assurance as to how quickly we will be able to remediate this material weakness.

If the Company’s remedial measures are insufficient to address this material weaknesses, or if further material weaknesses are discovered, the Company’s financial statements could contain additional errors which, in turn, could lead to errors in our financial reports and/or delays in our financial reporting, which could require us to further restate our operating results or cause our auditors to issue a qualified audit report.

In addition to the remediation measures we plan to take in response to our material weakness relating to DD&A expense described in Part II, Item 9A of this Form 10-K/A, in order to establish effective disclosure controls and procedures and internal control over financial reporting, we will need to expend additional resources and provide additional management oversight. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, ultimately be effective in allowing us to achieve and maintain adequate internal controls.

As a result of the material weakness described above, investors may lose confidence in our operating results, the price of our Class A common stock could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to remain listed on Nasdaq.

The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on our stock price.

As discussed elsewhere in this Form 10-K/A, we are restating our consolidated financial statements included in our Annual Reports on Forms 10-K for the periods ended December 31, 2016 and 2017 (and the quarterly periods within those years), and Quarterly Reports on Forms 10-Q for the periods ended March 31, 2018, and June 30, 2018, due to errors relating to our historical DD&A expense calculation. Specifically, we calculated our quarterly DD&A expense by using updated quarterly reserve estimates to recalculate DD&A expense looking back to the beginning of the applicable fiscal year instead of looking back to the beginning of the applicable quarterly period in accordance with applicable SEC guidance. This incorrect methodology resulted in the understatement of DD&A expense and the overstatement of oil and gas properties in like amounts, as well as the related income tax effects, in affected consolidated financial statements. The review of the accounting treatment for the DD&A expense calculation and the preparation of our restated financial statements has caused us to incur substantial expenses for legal, accounting, tax and other professional services and has diverted our management’s attention from our business and could continue to do so. In addition, as a result of the restatements, investors may lose confidence in our operating results, the price of our Class A common stock could decline and we may be subject to litigation or regulatory enforcement actions.

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

Historically, we have entered into a number of commodity derivative contracts in order to hedge a portion of our crude oil and natural gas production. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Commodity Futures Trading Commission (“CFTC”) issued regulations setting position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions are exempt from these limits. The position limits regulation was vacated by the United States District Court for the District of Columbia in September 2012. The CFTC has appealed the District Court’s decision and its Chairman has stated that the agency is working on developing a new proposed rulemaking to address position limits. The CFTC has finalized other regulations, including critical rulemakings on the “swap” and “swap dealer” definitions, swap dealer registration, swap data reporting and mandatory clearing, among others. The Dodd-

Frank Act and CFTC rules also will require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition, new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time. The legislation may also require the counterparties to our derivative contracts to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

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

Repurchase of Equity Securities

None.

Item 6. Selected Financial Data.

On July 5, 2016, Lonestar Resources US Inc. (the “Successor”) acquired all of the issued and outstanding ordinary shares of Lonestar Resources Limited (the “Predecessor”) pursuant to a Scheme of Arrangement under Australian law (the “Reorganization”). The following table presents selected historical consolidated financial data of the Successor and the Predecessor, as applicable, as of the dates and for the periods indicated. The selected historical consolidated financial data as of, and for the years ended, December 31, 2017 and 2016 are derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K/A and have been revised for the effects of the restatement described in the Form 10-K/A. Historical results are not necessarily indicative of future results.

The selected historical consolidated financial data presented below should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes and other financial data included elsewhere in this Annual Report on Form 10-K/A.  The amounts below have been restated.  See Note 2 to the consolidated financial statements.

	Year Ended December 31,
In thousands except shares and per share amounts	2017	2016
	(Restated)	(Restated)
Consolidated Statements of Operations Data:
Oil and gas revenues	$94,068	$57,972
Net loss (1)(2)	(43,485)	(98,700)
Net loss attributable to common stockholders	(47,453)	(98,700)
Net loss attributable to common stockholders per share:
Basic	$(2.13)	$(12.17)
Diluted	(2.13)	(12.17)
Weighted average number of common shares outstanding:
Basic	22,252,149	8,106,931
Diluted	22,252,149	8,106,931
Consolidated Balance Sheets Data (As of December 31):
Total assets (3)	$591,808	$448,217
Total long-term liabilities	324,162	255,901
Stockholder's equity	203,690	159,563

(1)	Includes pre-tax impairments of assets of $33.4 and $35.6 million for the years ended December 31, 2017 and 2016, respectively.
(2)	Includes gain on redemption of bonds of $28.5 million for the year ended December 31, 2016.
(3)	During 2017, the Battlecat and Marquis acquisitions added $109.8 million to oil and gas properties, and results from their operations were included beginning June 15 ,2017.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K/A. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K/A, particularly in “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Restatement of Previously Issued Financial Statements

As previously disclosed, we determined that instead of using updated oil and natural gas reserve estimates to calculate depreciation, depletion and amortization (“DD&A”) expense calculations looking back to the beginning of the applicable fiscal year, we instead should have used the updated oil and natural gas reserve estimates to calculate DD&A looking back to the beginning of the applicable current quarter.  This methodology resulted in the understatement of DD&A expense and the overstatement of oil and gas properties, as well as the related income tax effects.

We concluded that the impact of applying the correct oil and natural gas reserve revision methodology to the DD&A calculation was materially different from our previously reported results under our historical practice. As a result, we are restating our consolidated financial statements for the periods impacted, and information within MD&A that was affected by the restatement has also been restated. See Note 2 to the Consolidated Financial Statements included in Item 8 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

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

Financial Results. We recorded a net loss attributable to common shareholders for the years ended December 31, 2017 and 2016 of $47.4 million, or $2.13 per share, and $98.7 million, or $12.17 per share, respectively. The loss for the year ended December 31, 2017 was driven by a $33.4 million impairment charge, a non-cash $17.2 million loss on our commodity derivative contracts related to the change in fair value of our derivative contracts and a $3.1 million gain on settlement of our commodity derivative contracts, which were partially offset by a $29.0 million income tax benefit. The loss for the year ended December 31, 2016 was driven by a $35.6 million impairment charge, $8.7 million of hedging losses on derivatives and $49.6 million of tax expense for a net operating loss write-down, which were partially offset by a $28.5 million gain on bond disposal.

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

•	The Conventional properties were sold in October 2016.

Costs and Expenses

The table below presents a detail of costs and expenses for the periods indicated:

	Year Ended December 31,
In thousands, except per Boe	2017	2016	% Change
	(Restated)	(Restated)
Operating Expenses:
Lease operating and gas gathering	$16,763	$16,232	3%
Production and ad valorem taxes	5,523	3,287	68%
Rig standby expense	622	2,261	-73%
Depreciation, depletion, amortization and accretion	56,957	52,175	9%
General and administrative (1)	10,997	11,319	-3%

Operating Expenses per Boe:
Lease operating and gas gathering	$7.07	$7.52	-6%
Production and ad valorem taxes	2.33	1.52	53%
Rig standby expense	0.26	1.05	-75%
Depreciation, depletion, amortization and accretion	24.03	30.00	-20%
General and administrative (1)	4.64	5.24	-12%
(1) Excludes stock-based compensation and acquisition costs.

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

DD&A (Restated)

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

DD&A in 2017 was $57.0 million, a 9% increase from $52.2 million in 2016, primarily due to a 10% increase in production in 2016.

	Year Ended December 31,
In thousands	2017	2016
	(Restated)	(Restated)
DD&A of proved oil and gas properties	$56,240	$51,393
Depreciation of other property and equipment	578	602
Accretion of asset retirement obligations	139	180
Depreciation, Depletion and Amortization	$56,957	$52,175

Impairment of Oil and Gas Properties

The Company evaluates impairment of proved and unproved oil and gas properties on an area basis. On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows. As a result of this evaluation, we recorded impairment of unproved oil and natural gas properties of approximately $28.6 million and $4.8 million for the years ended December 31, 2017 and 2016, respectively, and impairment of proven oil and gas properties of $4.8 million and $30.8 million for the years ended December 31, 2017 and 2016, respectively.  If pricing declines, it is reasonably likely that we may have to record impairment of our oil and gas properties subsequent to December 31, 2017.

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

Income Taxes (Restated)

As a result of the net loss before income tax of $72.5 million in the year ended December 31, 2017 and net loss before income tax of $73.7 million from the year ended December 31, 2016, we recorded income tax benefit of $29.0 million and an income tax expense of $25.0 million in the year ended December 31, 2017 and 2016, respectively.  Our 2017 tax provision was affected by a $4.1 million benefit due to revaluation of our deferred tax assets and liabilities (see below), while our 2016 provision was affected by a write-down of $49.6 million for net operating losses.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Cuts and Jobs Act (the “Act”), we revalued our deferred tax assets and liabilities at December 31, 2017, which resulted in a $4.1 million benefit.

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

The Credit Facility contains two financial covenants, as defined in the Credit Facility: (a) a minimum debt to EBITDAX ratio (discussed further below) and (b) a current ratio of not less than 1.0 to 1.0.  As of December 31, 2017, the Company was in compliance with the minimum debt to EBITDAX ratio; however, the current ratio as of December 31, 2017 was approximately 0.7 to 1.0 due to low availability under the Credit Facility.  Upon closing of the 11.250% Senior Notes, as defined below, in January 2018, the Credit Facility’s outstanding balance was paid down by $80.0 million, which increased the Credit Facility’s availability to a level sufficient for purposes of the current ratio.  The Company obtained a limited waiver agreement for the current ratio violation from the Credit Facility’s lenders prior to issuance of the Company’s Original Report.

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

Recently Issued Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for discussion of the recent accounting pronouncements.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary information required by this Item appears on pages F-1 through F-31 of this Annual Report on Form 10-K/A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosures Controls and Procedures

The Company's management, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act"), the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that, due to the material weakness described below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-K/A to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and were not effective as of the end of the period covered by this Form 10-K/A to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework established in “Internal Control—Integrated Framework (2013 Framework)”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. At the time of the Original Filing, management concluded that our internal control over financial reporting was effective as of the December 31, 2017.

However, subsequent to filing the Company’s quarterly report on Form 10-Q for the period ended June 30, 2018, an error was discovered related to the Company’s historical depletion, depreciation and amortization (“DD&A”) expense calculation. Specifically, instead of using updated oil and natural gas reserve estimates to calculate DD&A expense calculations looking back to the beginning of the applicable fiscal year, we instead should have used the updated oil and natural gas reserve estimates to calculate DD&A looking back to the beginning of the applicable current quarter. This error resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Original Filing and in the Company’s Forms 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018. This error, which was not detected timely by management, was the result of inadequate design of controls pertaining to the Company’s review of its DD&A expense calculation. The deficiency represents a material weakness in the Company’s internal control over financial reporting. Based on the subsequent identification of the material weakness, management has now concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. The remediation plan includes i) new controls over calculating and recording DD&A expense and ii) additional training.

Management believes the measures described above and others that may be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm, BDO USA, LLP, is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Controls

Subject to the remediation efforts noted above, which were implemented after December 31, 2017, there have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The information concerning our executive officers and directors in response to this item is contained above in part under the caption “Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K/A.  The remainder of the response to this item is contained in the Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included in our Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included in our Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in our Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included in our Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

See the Exhibit Index immediately following the signature of this Annual Report on Form 10-K/A.  The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

Item 16. Form 10-K Summary

None.

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

LONESTAR RESOURCES US INC.

November 2, 2018	:	/s/ Frank D. Bracken, III
Frank D. Bracken, III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Frank D. Bracken, III	Chief Executive Officer and Director	November 2, 2018
Frank D. Bracken, III	(Principal Executive Officer)

/s/ Jason N. Werth	Chief Accounting Officer	November 2, 2018
Jason N. Werth	(Principal Financial and Accounting Officer)
/s/ John Pinkerton	Chairman of the Board	November 2, 2018
John Pinkerton

/s/ Henry B. Ellis	Director	November 2, 2018
Henry B. Ellis

/s/ Daniel R. Lockwood	Director	November 2, 2018
Daniel R. Lockwood
/s/ Matthew B. Ockwood	Director	November 2, 2018
Matthew B. Ockwood

/s/ Stephen H. Oglesby	Director	November 2, 2018
Stephen H. Oglesby

/s/ Phillip Z. Pace	Director	November 2, 2018
Phillip Z. Pace

/s/ Randy L. Wolsey	Director	November 2, 2018
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

Restatement to Correct 2017 and 2016 Misstatements

As discussed in Note 2, the accompanying consolidated financial statements as of and for the periods ended December 31, 2017 and 2016 have been restated to correct misstatements.

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

Dallas, Texas

March 29, 2018 (November 2, 2018 as to the effects of the restatement described in Note 2)

PART I—FINANCIAL INFORMATION

Item 8. Financial Statements.

Lonestar Resources US Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Restated – see Note 2)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$2,538	$6,068
Accounts receivable:
Oil, natural gas liquid and natural gas sales	12,289	4,680
Joint interest owners and other, net	794	867
Related parties	162	847
Derivative financial instruments	472	1,730
Prepaid expenses and other	2,365	2,631
Total current assets	18,620	16,823
Oil and gas properties, net, using the successful efforts method of accounting	556,171	428,336
Other property and equipment, net	14,099	1,421
Other noncurrent assets	2,918	1,561
Restricted certificates of deposit	—	76
Total assets	$591,808	$448,217
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,901	$14,896
Accounts payable – related parties	389	1,135
Oil, natural gas liquid and natural gas sales payable	8,747	3,568
Accrued liabilities	16,583	9,947
Accrued liabilities – related parties	—	224
Derivative financial instruments	12,336	2,985
Total current liabilities	63,956	32,755
Long-term liabilities
Long-term debt	301,155	204,122
Long-term debt - related parties	—	3,400
Deferred tax liability	4,769	33,960
Other non-current liabilities	1,316	6,052
Equity warrant liability	508	1,565
Equity warrant liability - related parties	963	2,994
Asset retirement obligations	5,649	2,683
Derivative financial instruments	9,802	1,125
Total liabilities	388,118	288,656
Commitments and contingencies
Stockholders’ equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 24,506,647 and 21,822,015 issued and outstanding at December 31, 2017 and 2016, respectively	142,655	142,652
Class B non-voting common stock, $0.001 par value, 5,000 shares authorized, 2,500 issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Series A-1 convertible participating preferred stock, $0.001 par value, and Series B convertible participating preferred stock, $0.001 par value, 83,968 and 0 shares, respectively, issued and outstanding at December 31, 2017, and none issued and outstanding at December 31, 2016	—	—
Additional paid-in capital	174,871	87,260
Accumulated deficit	(113,836)	(70,351)
Total stockholders’ equity	203,690	159,561
Total liabilities and stockholders’ equity	$591,808	$448,217

See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Restated – see Note 2)

	Year ended December 31,
	2017	2016
Revenues
Oil sales	$80,505	$46,954
Natural gas sales	6,477	7,165
Natural gas liquid sales	7,086	3,853
Total revenues	94,068	57,972
Expenses
Lease operating and gas gathering	16,763	16,232
Production and ad valorem taxes	5,523	3,287
Rig standby expense	622	2,261
Depletion, depreciation, and amortization	56,818	51,995
Accretion of asset retirement obligations	139	180
Loss (gain) on sale of oil and gas properties	466	(74)
Impairment of oil and gas properties	33,413	35,570
General and administrative (inclusive of $1.6 million and $0.4 million of stock-based compensation)	12,626	11,767
Acquisition costs	3,202	—
Other	(63)	1,261
Total expenses	129,509	122,479
Loss from operations	(35,441)	(64,507)
Other income (expense)
Interest expense	(20,769)	(22,840)
Gain on redemption of bonds	—	28,480
Amortization of finance costs	(5,302)	(6,743)
Unrealized gain on warrants	3,088	568
Loss on derivative financial instruments	(14,080)	(8,672)
Total other expense, net	(37,063)	(9,207)
Loss before income taxes	(72,504)	(73,714)
Income tax benefit (expense)	29,019	(24,986)
Net loss	(43,485)	(98,700)
Preferred stock dividends	(3,968)	—
Net loss attributable to common stockholders	$(47,453)	$(98,700)

Net loss per common share
Basic	$(2.13)	$(12.17)
Diluted	$(2.13)	$(12.17)

Weighted Average Shares Outstanding
Basic	22,252,149	8,106,931
Diluted	22,252,149	8,106,931

See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Restated – see Note 2)

	Class A		Series A-1		Series B		Additional		Accumulated Other	Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2015	7,521,788	$142,638	—	$—	—	$—	$10,270	$28,349	$(760)	$180,497
Sale of common stock, net of offering costs	13,800,000	14	—	—	—	—	71,803	—	—	71,817
Shares issued for asset acquisition	500,227	—	—	—	—	—	5,499	—	—	5,499
Stock-based compensation	—	—	—	—	—	—	448	—	—	448
Foreign currency translation	—	—	—	—	—	—	(760)	—	760	—
Net loss	—	—	—	—	—	—	—	(98,700)	—	(98,700)
Balance at December 31, 2016	21,822,015	$142,652	—	$—	—	$—	$87,260	$(70,351)	$—	$159,561
Shares issued for asset acquisitions	—	—	5,400	—	2,684,632	3	10,792	—	—	10,795
Conversion of Series A-2 Preferred	—	—	76,577	—	—	—	75,504	—	—	75,504
Conversion of Series B Preferred	2,684,632	3	—	—	(2,684,632)	(3)	—	—	—	—
Payment-in-kind dividends	—	—	1,991	—	—	—		—	—	—
Stock-based compensation	—	—	—	—	—	—	1,315	—	—	1,315
Net loss	—	—	—	—	—	—	—	(43,485)	—	(43,485)
Balance at December 31, 2017	24,506,647	$142,655	83,968	$—	—	$—	$174,871	$(113,836)	$—	$203,690

See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Restated – see Note 2)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(43,485)	$(98,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of oil and gas properties	—	35
Accretion of asset retirement obligations	139	180
Depreciation, depletion, and amortization	56,818	51,995
Stock-based compensation	1,629	448
Deferred taxes	(29,191)	19,588
Gain on disposal of bonds	—	(28,480)
Losses on derivative financial instruments	14,080	8,672
Settlements of derivative financial instruments	5,207	29,790
Impairment of oil and gas properties	33,413	35,570
Non-cash interest expense	4,571	7,581
Gain on warrants	(3,088)	(568)
Changes in operating assets and liabilities:
Accounts receivable	(6,851)	234
Prepaid expenses and other assets	833	(1,856)
Accounts payable and accrued expenses	9,371	(220)
Net cash provided by operating activities	43,446	24,269

Cash flows from investing activities
Acquisition of oil and gas properties	(113,726)	(4,340)
Development of oil and gas properties	(81,875)	(39,382)
Proceeds from sales of oil and gas properties	—	16,174
Purchases of other property and equipment	(13,142)	(233)
Net cash used in investing activities	(208,743)	(27,781)

Cash flows from financing activities
Proceeds from borrowings and related party borrowings	123,968	72,063
Payments on borrowings and related party borrowings	(34,017)	(134,697)
Proceeds from sale of common stock, net of offering costs	—	72,807
Proceeds from sale of preferred stock	77,800	—
Cost to issue equity	(3,296)	—
Payments of debt issuance costs	(2,685)	(4,912)
Changes in other notes payable	(3)	(3)
Net cash provided by financing activities	161,767	5,258

(Decrease) increase in cash and cash equivalents	(3,530)	1,746
Cash and cash equivalents, beginning of the period	6,068	4,322
Cash and cash equivalents, end of the period	$2,538	$6,068

Supplemental information:
Cash paid for taxes	$2,474	$1,820
Cash paid for interest expense	20,389	23,691
Non-cash investing and financing activities:
Asset retirement obligation	$2,827	$(24)
Increase in liabilities for capital expenditures	8,379	2,666
Preferred stock issued for business acquisitions	10,795	$—
Common stock issued for asset acquisition	—	5,500
Cost to issue equity included in accounts payable	—	1,000

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

Under ASC 360, the Company evaluates impairment of proved and unproved oil and gas properties on an area basis. On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows. As a result of this evaluation, the Company recorded impairment of unproved oil and gas properties of approximately $28.6 million and $4.8 million for the years ended December 31, 2017 and 2016, respectively, and impairment of proven oil and gas properties of $4.8 million and $30.8 million for the years ended December 31, 2017 and 2016, respectively.  If pricing declines, it is reasonably likely that the Company may have to record impairment of its oil and gas properties subsequent to December 31, 2017.

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

2. Restatement of Previously Issued Financial Statements

As previously disclosed, we determined that instead of using updated oil and natural gas reserve estimates to calculate depreciation, depletion and amortization (“DD&A”) expense calculations looking back to the beginning of the applicable fiscal year, we instead should have used the updated oil and natural gas reserve estimates to calculate DD&A looking back to the beginning of the applicable current quarter.  This methodology resulted in the understatement of DD&A expense and the overstatement of oil and gas properties, as well as the related income tax effects.

We concluded that the impact of applying the correct oil and natural gas reserve revision methodology to the DD&A calculation was materially different from our previously reported results under our historical practice. As a result, we are restating our consolidated financial statements for the periods impacted.

The table below sets forth the consolidated statements of operations, including the balances originally reported, corrections and the as restated balances for each fiscal year:

	Year Ended
	December 31, 2017			December 31, 2016
(In thousands except per share data)	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Depreciation, depletion and amortization	$52,718	$4,100	$56,818	$46,888	$5,107	$51,995
Impairment of oil and gas properties	33,413	—	33,413	33,893	1,677	35,570
Total expenses	125,409	4,100	129,509	115,695	6,784	122,479
Loss from operations	(31,341)	(4,100)	(35,441)	(57,723)	(6,784)	(64,507)
Loss before income taxes	(68,404)	(4,100)	(72,504)	(66,930)	(6,784)	(73,714)
Income tax benefit (expense)	29,741	(722)	29,019	(27,405)	2,419	(24,986)
Net loss attributable to common stockholders	(42,631)	(4,822)	(47,453)	(94,335)	(4,365)	(98,700)
Net loss per common share
Basic	$(1.92)	$(0.21)	$(2.13)	$(11.64)	$(0.53)	$(12.17)
Diluted	$(1.92)	$(0.21)	$(2.13)	$(11.64)	$(0.53)	$(12.17)

The table below sets forth the consolidated balance sheets, including the balances originally reported, corrections and the as restated balances for each fiscal year:

	December 31, 2017			December 31, 2016
(In thousands)	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Assets
Oil and gas properties, net	$571,163	$(14,992)	$556,171	$439,228	$(10,892)	$428,336
Total assets	606,800	(14,992)	591,808	459,109	(10,892)	448,217
Liabilities and Stockholders' equity
Deferred tax liability	$8,105	$(3,336)	$4,769	$38,020	$(4,060)	$33,960
Total liabilities	391,454	(3,336)	388,118	292,716	(4,060)	288,656
Accumulated deficit	(102,180)	(11,656)	(113,836)	(63,517)	(6,834)	(70,351)
Total stockholders' equity	215,346	(11,656)	203,690	166,395	(6,834)	159,561

The table below sets forth the consolidated statements of cash flows from operating activities, including the balances originally reported, corrections and the as restated balances for each fiscal year:

	Year Ended
	December 31, 2017			December 31, 2016
(In thousands)	As Reported	Correction	As Restated	As Reported	Correction	As Restated
Cash flows from operating activities:
Net loss	$(38,663)	$(4,822)	$(43,485)	$(94,335)	$(4,365)	$(98,700)
Depreciation, depletion and amortization	52,718	4,100	56,818	46,888	5,107	51,995
Deferred taxes	(29,913)	722	(29,191)	22,007	(2,419)	19,588
Impairment of oil and gas properties	33,413	—	33,413	33,893	1,677	35,570
Net cash provided by operating activities	43,446	—	43,446	24,269	—	24,269

The restatement had no impact on cash flows from investing activities or financing activities.

The table below sets forth the consolidated statements of shareholders' equity, including the balances originally reported, corrections and the as restated balances for each fiscal year:

		Total
	Accumulated	Stockholders'
(In thousands)	Deficit	Equity
Balance at December 31, 2015, as reported	$30,818	$182,966
Correction	(2,469)	(2,469)
Balance at December 31, 2015, as restated	28,349	180,497

Balance at December 31, 2016, as reported	$(63,517)	$166,395
Correction	(6,834)	(6,834)
Balance at December 31, 2016, as restated	(70,351)	159,561

Balance at December 31, 2017, as reported	$(102,180)	$215,346
Correction	(11,656)	(11,656)
Balance at December 31, 2017, as restated	(113,836)	203,690

In addition to the restated consolidated financial statements, the information contained in Notes 3,6,10 and 13 has been restated.

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

•	The borrowing of approximately $24 million on our Credit Facility to finance a portion of the Battlecat Acquisition and the Marquis Acquisition and the related adjustment to interest expense.
•	The issuance of 1,500,000 shares of the Company’s Series B Preferred Stock to SN UR Holdings, LLC (a subsidiary of Sanchez Energy Corporation).
•	The issuance of 1,184,632 shares of the Company’s Series B Preferred Stock to Battlecat Oil & Gas, LLC.
•	Conversion of Series B Preferred Stock to Class A voting common stock on November 3, 2017.

	Year Ended December 31,
In thousands	2017	2016
	(Restated)	(Restated)
Pro forma total revenues	$107,853	$91,532
Pro forma net loss attributable to common stockholders	(53,310)	(50,458)
Pro forma net loss per common share, basic and diluted	(2.40)	(6.22)

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

6. Oil and Gas Properties

A summary of oil and gas properties follows:

	December 31,
In thousands	2017	2016
	(Restated)	(Restated)
Proved properties and equipment	$750,226	$538,695
Unproved properties	78,655	72,584
Less accumulated depletion and impairment	(272,710)	(182,943)
Total oil and gas properties	$556,171	$428,336

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

The Credit Facility contains two financial covenants, as defined in the Credit Facility: (a) a maximum debt to EBITDAX ratio (discussed further below) and (b) a current ratio of not less than 1.0 to 1.0.  As of December 31, 2017, the Company was in compliance with the minimum debt to EBITDAX ratio; however, the current ratio as of December 31, 2017 was approximately 0.7 to 1.0 due to low availability under the Credit Facility.  Upon closing of the 11.250% Senior Notes, as defined below, in January 2018, the Credit Facility’s outstanding balance was paid down by $80.0 million, which increased the Credit Facility’s availability to a level sufficient for purposes of the current ratio.  The Company obtained a limited waiver agreement for the current ratio violation from the Credit Facility’s lenders prior to issuance of the Company’s Original Report.

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

10. Income Taxes

The current and deferred components of income tax (benefit) expense are as follows:

	Year Ended December 31,
In thousands	2017	2016
	(Restated)	(Restated)
Current income tax expense
Federal	$59	$5,057
State	113	341
Total current income tax expense	172	5,398
Deferred tax (benefit) expense
Federal	(29,125)	19,534
Foreign	—	270
State	(66)	(216)
Total deferred income tax (benefit) expense	(29,191)	19,588
Total income tax (benefit) expense	$(29,019)	$24,986

The following table provides a reconciliation of the Company’s actual income tax provision amounts from the expected income tax provision amount by applying the U.S. federal statutory corporate income tax rate of 35% for the periods indicated:

	Year Ended December 31,
In thousands	2017	2016
	(Restated)	(Restated)
Expected income tax benefit at statutory rate	$(25,370)	$(25,800)
Permanent differences	(357)	511
Remeasurement of deferred balances due to federal rate change	(4,140)	—
Net operating loss write down	—	49,608
State tax, tax effected	97	(20)
Prior year differences	779	311
Other	(28)	376
Actual income tax (benefit) provision	$(29,019)	$24,986

The tax effects of the Company’s temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
In thousands	2017	2016
	(Restated)	(Restated)
Deferred tax assets:
Net operating loss carryforward	$20,874	$20,442
Stock based compensation	1,891	2,593
Intangibles	351	682
Organizational expenses and other	2,900	3,864
Total deferred tax assets	$26,016	$27,581
Deferred tax liabilities:
Oil and gas properties and other property and equipment, principally due to intangible drilling costs	$(35,214)	$(62,712)
Loss on derivative instruments	4,429	1,371
Other	—	(200)
Net deferred tax liabilities	$(4,769)	$(33,960)

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

The following table presents unaudited earnings per share of Lonestar Resources US Inc., assuming that the 1-for-2 reverse stock split upon Reorganization had occurred at the beginning of the year ended December 31, 2016:

	Year Ended December 31,
	2017	2016
Net loss per share of Class A voting common stock:
Basic	$(2.13)	$(12.17)
Diluted	(2.13)	(12.17)

Weighted average Class A voting common stock outstanding:
Basic	22,252,149	8,106,931
Diluted	22,252,149	8,106,931

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

Lease Agreement

The Company entered into an operating lease agreement for its corporate office in October 2014 which will expire in October 2021. Future minimum annual lease payments are as follows:

In thousands	Future Minimum Rentals
2018	$412
2019	422
2020	432
2021	368
Total minimum lease payments	$1,634

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

Lonestar Resources US Inc.

Unaudited Supplementary Information

SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)

Capitalized Costs

The following table presents the Company’s aggregate capitalized costs relating to oil and gas activities at the end of the periods indicated:

	December 31,
In thousands	2017	2016
	(Restated)	(Restated)
Oil and natural gas properties:
Proved properties and equipment	$744,929	$536,226
Unproved properties	78,655	72,584
Capitalized asset retirement cost	5,297	2,469
Less:
Accumulated depletion and amortization	(239,297)	(147,373)
Property impairment	(33,413)	(35,570)
Total	$556,171	$428,336

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

	Year Ended December 31,
In thousands	2017	2016
Property acquisition costs:
Unproved properties	$116,775	$3,267
Proved properties	7,745	6,572
Exploration costs	1,200	-
Development costs	89,055	39,382
Total costs incurred	$214,775	$49,221

Results of Operations

The following presents the results of operations from oil and natural gas producing activities:

	Year Ended December 31,
In thousands	2017	2016
	(Restated)	(Restated)
Oil sales	$80,505	$46,954
Natural gas sales	6,477	7,165
Natural gas liquids sales	7,086	3,853
Lease operating and gas gathering	(16,763)	(16,232)
Production, ad valorem and severance taxes	(5,523)	(3,287)
Rig standby expense	(622)	(2,261)
Accretion of asset retirement obligations	(139)	(180)
Depreciation, depletion and amortization	(56,818)	(51,995)
Property impairment	(33,413)	(35,570)
Net operating loss	(19,210)	(51,553)
Income tax benefit	6,724	18,043
Results of operations from oil and natural gas producing activities	$(12,486)	$(33,510)

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