Form 10-Q/A
period 2018-03-31
Lonestar Resources US Inc.
filed 2018-11-02
CIK 1661920

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

i

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Lonestar Resources US Inc. (the “Company”) for the quarter ended March 31, 2018, as originally filed with the Securities and Exchange Commission on May 14, 2018 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously-reported unaudited condensed consolidated financial statements related to the Company’s depreciation, depletion and amortization (“DD&A”) expense calculation. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

•	Part I, Item 1 – Financial Statements
•	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 4 – Controls and Procedures
•	Part II, Item 6 – Exhibits
•	Signatures

The Company’s Chief Executive Officer and Chief Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its revised consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

The Company is also concurrently filing an amended Annual Report for the year ended December 31, 2017 and an amended Quarterly Report for the period ended June 30, 2018 to restate the previously issued annual and interim financial statements due to the accounting error described above.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Lonestar Resources US Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	March 31,	December 31,
	2018	2017
	(Restated)
Assets
Current assets
Cash and cash equivalents	$2,038	$2,538
Accounts receivable
Oil, natural gas liquid and natural gas sales	12,537	12,289
Joint interest owners and others, net	770	794
Related parties	70	162
Derivative financial instruments	385	472
Prepaid expenses and other	1,509	2,365
Total current assets	17,309	18,620
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	783,356	750,226
Unproved properties	79,091	78,655
Other property and equipment	16,668	15,763
Less accumulated depreciation, depletion and amortization	(289,484)	(274,374)
Net property and equipment	589,631	570,270
Derivative financial instruments	245	—
Other non-current assets	2,479	2,918
Total assets	$609,664	$591,808
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$25,466	$25,901
Accounts payable -- related parties	321	389
Oil, natural gas liquid and natural gas sales payable	8,714	8,747
Accrued liabilities	20,715	16,583
Derivative financial instruments	19,556	12,336
Total current liabilities	74,772	63,956
Long-term liabilities
Long-term debt	325,759	301,155
Asset retirement obligations	5,723	5,649
Deferred tax liabilities, net	1,577	4,769
Equity warrant liability	560	508
Equity warrant liability -- related parties	1,063	963
Derivative financial instruments	10,782	9,802
Other non-current liabilities	2,668	1,316
Total long-term liabilities	348,132	324,162
Commitments and contingencies (Note 11)
Stockholders' Equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 24,634,313 and 24,506,647 issued and outstanding, respectively	142,655	142,655
Class B non-voting common stock, $0.001 par value, 5,000 shares authorized, 2,500 shares issued and outstanding	—	—
Series A-1 convertible participating preferred stock, $0.001 par value, 85,857 and 83,968 shares issued and outstanding, respectively	—	—
Additional paid-in capital	174,477	174,871
Accumulated deficit	(130,372)	(113,836)
Total stockholders' equity	186,760	203,690
Total liabilities and stockholders' equity	$609,664	$591,808

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
	(Restated)	(Restated)
Revenues
Oil sales	$33,152	$14,489
Natural gas liquid sales	1,734	1,671
Natural gas sales	1,806	1,456
Total revenues	36,692	17,616
Expenses
Lease operating and gas gathering	4,584	2,956
Production and ad valorem taxes	2,166	1,037
Depreciation, depletion and amortization	15,425	11,974
Loss on sale of oil and gas properties	—	142
General and administrative	3,409	2,670
Other expense	1,568	—
Total expenses	27,152	18,779
Income (loss) from operations	9,540	(1,163)
Other (expense) income
Interest expense	(9,258)	(5,032)
Unrealized (loss) gain on warrants	(152)	2,270
(Loss) gain on derivative financial instruments	(11,156)	8,746
Loss on extinguishment of debt	(8,619)	—
Total other (expense) income, net	(29,185)	5,984
(Loss) income before income taxes	(19,645)	4,821
Income tax benefit (expense)	3,109	(1,703)
Net (loss) income	(16,536)	3,118
Preferred stock dividends	(1,889)	—
Net (loss) income attributable to common stockholders	$(18,425)	$3,118

Net (loss) income per common share
Basic	$(0.75)	$0.14
Diluted	$(0.75)	$0.14

Weighted average common shares outstanding
Basic	24,559,132	21,822,015
Diluted	24,559,132	22,833,615

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share data)

	Class A Voting		Series A-1		Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
						(Restated)	(Restated)
Balance at December 31, 2017	24,506,647	$142,655	83,968	$—	$174,871	$(113,836)	$203,690
Payment-in-kind dividends	—	—	1,889	—	—	—	—
Issued pursuant to stock-based compensation plan	127,666	—	—	—	(610)	—	(610)
Stock-based compensation	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	(16,536)	(16,536)
Balance at March 31, 2018	24,634,313	$142,655	85,857	$—	$174,477	$(130,372)	$186,760

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2018	2017
	(Restated)	(Restated)
Cash flows from operating activities
Net (loss) income	$(16,536)	$3,118
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of asset retirement obligations	43	20
Depreciation, depletion and amortization	15,382	11,954
Stock-based compensation	450	178
Share based payments	(610)	—
Deferred taxes	(3,191)	1,707
Loss (gain) on derivative financial instruments	11,156	(8,746)
Settlements of derivative financial instruments	(3,116)	1,516
Loss on abandoned property and equipment	170	—
Non-cash interest expense	2,477	581
Unrealized loss (gain) on warrants	152	(2,270)
Changes in operating assets and liabilities:
Accounts receivable	(131)	(2,110)
Prepaid expenses and other assets	(709)	(378)
Accounts payable and accrued expenses	4,310	7,398
Net cash provided by operating activities	9,847	12,968

Cash flows from investing activities
Acquisition of oil and gas properties	(1,605)	(1,563)
Development of oil and gas properties	(31,523)	(19,076)
Purchases of other property and equipment	(1,348)	(13)
Net cash used in investing activities	(34,476)	(20,652)

Cash flows from financing activities
Proceeds from borrowings and related party borrowings	264,565	9,000
Payments on borrowings and related party borrowings	(240,436)	(2,500)
Cost to issue equity	—	(1,000)
Net cash provided by financing activities	24,129	5,500
Net decrease in cash and cash equivalents	(500)	(2,184)
Cash and cash equivalents, beginning of the period	2,538	6,068
Cash and cash equivalents, end of the period	$2,038	$3,884

Supplemental information:
Cash paid for taxes	1,147	—
Cash paid for interest	3,970	912
Non-cash investing and financing activities:
Asset retirement obligation	32	(33)
Increase (decrease) in liabilities for capital expenditures	406	(5,561)

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Lonestar Resources US Inc., and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2017 (the “Form 10-K/A”).  Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Company” or “Lonestar,” refer to Lonestar Resources US Inc. and its subsidiaries.

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

Note 2. Restatement of Previously Issued Financial Statements

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

We concluded that the impact of applying the correct oil and natural gas reserve revision methodology to the DD&A calculation was materially different from our previously reported results under our historical practice. As a result, we are restating our unaudited condensed consolidated financial statements for the periods impacted.

The table below sets forth the balances affected from the unaudited condensed consolidated statements of operations, including the balances originally reported, corrections and the as restated balances for each period:

	March 31, 2018			March 31, 2017
(In thousands except per share data)	As Previously Reported	Correction	As Restated	As Previously Reported	Correction	As Restated
Depreciation, depletion and amortization	$15,563	$(138)	$15,425	$12,142	$(168)	$11,974
Total expenses	27,290	(138)	27,152	18,947	(168)	18,779
Income (loss) from operations	9,402	138	9,540	(1,331)	168	(1,163)
Loss before income taxes	(19,783)	138	(19,645)	4,653	168	4,821
Income tax benefit (expense)	3,131	(22)	3,109	(1,587)	(116)	(1,703)
Net (loss) income attributable to common stockholders	(18,541)	116	(18,425)	3,066	52	3,118
Net loss per common share
Basic	$(0.75)	$(0.00)	$(0.75)	$0.14	$0.00	$0.14
Diluted	$(0.75)	$(0.00)	$(0.75)	$0.13	$0.01	$0.14

The table below sets forth the unaudited condensed consolidated balance sheet, including the balances originally reported, corrections and the as restated balances for the restated period:

	March 31, 2018
(In thousands)	As Previously Reported	Correction	As Restated
Assets
Accumulated depreciation, depletion and amortization	$(274,630)	$(14,854)	$(289,484)
Net property and equipment	604,485	(14,854)	589,631
Total assets	624,518	(14,854)	609,664
Liabilities and Stockholders' equity
Deferred tax liabilities, net	4,891	(3,314)	1,577
Total long-term liabilities	351,446	(3,314)	348,132
Accumulated deficit	(118,832)	(11,540)	(130,372)
Total stockholders' equity	198,300	(11,540)	186,760

The table below sets forth the unaudited condensed consolidated statements of cash flows from operating activities, including the balances originally reported, corrections and the as restated balances for each period:

	Three Months Ended
	March 31, 2018			March 31, 2017
(In thousands)	As Previously Reported	Correction	As Restated	As Previously Reported	Correction	As Restated
Cash flows from operating activities:
Net (loss) income	$(16,652)	$116	$(16,536)	$3,066	$52	$3,118
Depreciation, depletion and amortization	15,520	(138)	15,382	12,122	(168)	11,954
Deferred taxes	(3,213)	22	(3,191)	1,591	116	1,707
Net cash provided by operating activities	9,847	—	9,847	12,968	—	12,968

The restatement had no impact on cash flows from investing activities or financing activities.

The table below sets forth the unaudited condensed consolidated statement of stockholders’ equity, including the balances originally reported, corrections and the as restated balances for the period:

		Total
	Accumulated	Stockholders'
(In thousands)	Deficit	Equity
Balance at March 31, 2018, as previously reported	$(118,832)	$198,300
Correction	(11,540)	(11,540)
Balance at March 31, 2018, as restated	(130,372)	186,760

In addition to the restated consolidated financial statements, the information contained in the Note 3 has been restated.

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

Pro Forma Information (unaudited)

Had the Battlecat and Marquis acquisitions both occurred on January 1, 2017, our combined pro forma revenue and net loss for the three months ended March 31, 2017, would have been as follows:

Three Months Ended
In thousands, except per share data	March 31, 2017
(Restated)
Pro forma total revenues	$31,401
Pro forma net income attributable to common stockholders	5,479
Pro forma net loss per common share, basic	$0.22
Pro forma net loss per common share, diluted	0.21

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes thereto included herein and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2017 (the “Form 10-K/A”) filed on November 2, 2018, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K/A.  Any terms used but not defined herein have the same meaning given to them in the Form 10-K/A.  Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with Risk Factors under Item 1A of the Form 10-K/A, along with Forward Looking Information at the end of this section for information on the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

We concluded that the impact of applying the correct oil and natural gas reserve revision methodology to the DD&A calculation was materially different from our previously reported results under our historical practice. As a result, we are restating our consolidated financial statements for the periods impacted, and information within MD&A that was affected by the restatement has also been restated. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

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

RESULTS OF OPERATIONS

Certain of our operating results and statistics for the three months ended March 31, 2018 and 2017 are summarized below:

	Three Months Ended March 31,
In thousands, except per share and unit data	2018	2017
	(restated)	(restated)
Operating revenues
Oil	$33,152	$14,489
NGLs	1,734	1,671
Natural gas	1,806	1,456
Total operating revenues	$36,692	$17,616
Total production volumes by product
Oil (MBbls)	516,576	292,528
NGLs (MBbls)	86,819	83,467
Natural gas (MMcf)	579,152	587,480
Total barrels of oil equivalent (MBOE)	699,920	473,907
Daily production volumes by product
Oil (Bbls/d)	5,740	3,250
NGLs (Bbls/d)	965	927
Natural gas (Mcf/d)	6,435	6,528
Total barrels of oil equivalent (BOE/d)	7,777	5,266
Average realized prices
Oil ($ per Bbl)	$64.18	$49.53
NGLs ($ per Bbl)	19.97	20.02
Natural gas ($ per Mcf)	3.12	2.48
Total oil equivalent, excluding the effect from hedging ($ per BOE)	52.42	37.18
Total oil equivalent, including the effect from hedging ($ per BOE)	47.34	38.04
Operating and other expenses
Lease operating and gas gathering	$4,584	$2,956
Production and ad valorem taxes	2,166	1,037
Depreciation, depletion and amortization	15,425	11,974
General and administrative	3,409	2,670
Interest expense	9,258	5,032
Operating and other expenses per BOE
Lease operating and gas gathering	$6.55	$6.24
Production and ad valorem taxes	3.09	2.19
Depreciation, depletion and amortization	22.04	25.27
General and administrative	4.87	5.63
Interest expense	13.23	10.62

Production

The table below summarizes our production volumes for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Oil (Bbls/d)	5,740	3,250	77%
NGLs (Bbls/d)	965	927	4%
Natural gas (Mcf/d)	6,435	6,528	-1%
Total (BOE/d)	7,777	5,266	48%

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

Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	% Change
Average net realized price
Oil ($/Bbl)	$64.18	$49.53	30%
NGLs ($/Bbls)	19.97	20.02	0%
Natural gas ($/Mcf)	3.12	2.48	26%
Total ($/BOE)	52.42	37.18	41%
Average NYMEX differentials
Oil per Bbl	$1.31	$(2.30)	-157%
Natural gas per Mcf	0.04	(0.51)	-108%

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

Production Expenses

The table below presents detail of production expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
In thousands, except expense per BOE	2018	2017	Change
	(Restated)	(Restated)
Production expenses
Lease operating and gas gathering	$4,584	$2,956	55%
Production and ad valorem taxes	2,166	1,037	109%
Depreciation, depletion and amortization	15,425	11,974	29%
General and administrative	3,409	2,670	28%
Production expenses per BOE
Lease operating and gas gathering	$6.55	$6.24	5%
Production and ad valorem taxes	3.09	2.19	41%
Depreciation, depletion and amortization	22.04	25.27	-13%
General and administrative	4.87	5.63	-13%

Lease Operating and Gas Gathering

The table below provides detail of our lease operating and gas gathering expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
In thousands	2018	2017	Change
Lease operating	$4,141	$2,661	56%
Gathering, processing and transportation	443	295	50%
Total lease operating and gas gathering expense	$4,584	$2,956	55%

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

Depreciation, Depletion and Amortization

The table below provides detail of our DD&A expense for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
In thousands	2018	2017	Change
	(Restated)	(Restated)
DD&A of proved oil and gas properties	$15,147	$11,794	28%
Depreciation of other property and equipment	235	160	47%
Accretion of asset retirement obligations	43	20	115%
Total depreciation, depletion and amortization	$15,425	$11,974	29%

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

DD&A expense for the three months ended March 31, 2018 was $15.1 million, a 29% increase from $11.8 million in the comparable period in 2017.  This increase is due to an increase in depletable costs associated with our reserve base arising from our Battlecat and Marquis acquisitions in June 2017, as well as continued development of our properties in the Eagle Ford.  On a unit of production basis, DD&A decreased 13% from $25.27 in the three months ended March 31, 2017 to $22.04 in the three months ended March 31, 2018.

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

The following table provides further detail of our income tax expense for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
In thousands, except per-BOE amounts and tax rates	2018	2017
	(Restated)	(Restated)
Current income tax (expense) benefit	$(98)	$(55)
Deferred income tax benefit (expense)	3,207	(1,648)
Total income tax benefit (expense)	$3,109	$(1,703)
Average income tax benefit (expense) per BOE	$4.44	$(3.48)
Effective tax rate	15.8%	35.3%
Total net deferred tax liability	$1,560	$35,614

Income tax benefit (expense) decreased $4.8 million between the comparable quarters due to a lower effective tax rate and a pre-tax loss for the three months ended March 31, 2018.  The decrease in the effective tax rate is primarily due to the impact of the Act law changes that were effective January 1, 2018.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that can affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We analyze our estimates and judgments, including those related to oil, NGLs and natural gas revenues, oil and natural gas properties, impairment of long-lived assets, fair value of derivative instruments, asset and retirement obligations and income taxes, and we base our estimates and judgments on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from our estimates. The policies of particular importance to the portrayal of our financial position and results of operations and that require the application of significant judgment or estimates by our management are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K/A as reported and filed with the SEC on November 2, 2018 (our “2017 Form 10-K/A”).

As of March 31, 2018, with the exception of the adoption of ASC 606, there were no significant changes to any of our critical accounting policies and estimates.

Cautionary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q/A statement contains forward-looking statements that are subject to a number of known and unknown risks, uncertainties, and other important factors, many of which are beyond our control. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q/A, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q/A, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q/A. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, objectives, expectations and intentions reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q/A are reasonable, we can give no assurance that these plans, objectives, expectations or intentions will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Item 1A (Risk Factors), Item 8 (Financial Statements and Supplementary Data) and elsewhere in our 2017 Form 10-K/A, and Part I (Financial Information), Item 1A (Risk Factors) and elsewhere in this Quarterly Report on Form 10-Q/A.

These important factors include risks related to:

•	variations in the market demand for, and prices of, crude oil, NGLs and natural gas;
•	proved reserves or lack thereof;
•	estimates of crude oil, NGLs and natural gas data;
•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing to fund our operations;
•	borrowing capacity under our credit facility;
•	general economic and business conditions;
•	failure to realize expected value creation from property acquisitions;
•	uncertainties about our ability to find, develop or acquire additional oil and natural gas resources;
•	uncertainties with regards to our drilling schedules;

•	the expiration of leases on our undeveloped leasehold assets;
•	our dependence upon several significant customers for the sale of most of our crude oil, natural gas and NGL production;
•	counterparty credit risks;
•	competition within the crude oil and natural gas industry;
•	technology risks;
•	the concentration of our operations;
•	drilling results;
•	potential financial losses or earnings reductions from our commodity price risk management programs;
•	potential adoption of new governmental regulations;
•	our ability to satisfy future cash obligations and environmental costs; and
•	the other factors set forth under “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K/A.

The forward-looking statements relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q/A. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017.  As such, the information contained herein should be read in conjunction with the related disclosures in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer.  Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that, due to the material weakness described below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q/A to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective as of the end of the period covered by this Form 10-Q/A to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

Subsequent to filing the Company’s quarterly report on Form 10-Q for the period ended June 30, 2018, an error was discovered related to the Company’s historical depletion, depreciation and amortization (“DD&A”) expense calculation. In particular, instead of using updated oil and natural gas reserve estimates to calculate DD&A expense calculations looking back to the beginning of the applicable fiscal year, we instead should have used the updated oil and natural gas reserve estimates to calculate DD&A looking back to the beginning of the applicable current quarter.  This error resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2017 and in the Company’s Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018. This error, which was not detected timely by management, was the result of inadequate design of controls pertaining to the Company’s review of its DD&A expense calculation. The deficiency represents a material weakness in the Company’s internal control over financial reporting.

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

Subject to these remediation efforts, that were implemented after March 31, 2018, there have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Information with respect to the Company’s risk factors has been incorporated by reference to Item 1A of the 2017 Form 10-K/A.  There have been no material changes to our risk factors affecting the Company since the filing of our 2017 Form 10-K/A.

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

LONESTAR RESOURCES US INC.

November 2, 2018	/s/ Frank D. Bracken, III
Frank D. Bracken, III
Chief Executive Officer
November 2, 2018	/s/ Jason N. Werth
Jason N. Werth
Chief Accounting Officer