Form 10-Q/A
period 2018-06-30
Lonestar Resources US Inc.
filed 2018-11-02
CIK 1661920

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

i

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Lonestar Resources US Inc. (the “Company”) for the quarter ended June 30, 2018, as originally filed with the Securities and Exchange Commission on May 14, 2018 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously-reported unaudited condensed consolidated financial statements related to the Company’s depreciation, depletion and amortization (“DD&A”) expense calculation. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.
For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

•	Part I, Item 1 - Financial Statements

•	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4 - Controls and Procedures

•	Part II, Item 6 - Exhibits

•	Signatures
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
The Company is also concurrently filing an amended Annual Report for the year ended December 31, 2017 and an amended Quarterly Report for the period ended March 31, 2018 to restate the previously issued annual and interim financial statements due to the accounting error described above.

ii

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2018	December 31, 2017
	(Restated)
Assets
Current assets
Cash and cash equivalents	$5,460	$2,538
Accounts receivable
Oil, natural gas liquid and natural gas sales	12,041	12,289
Joint interest owners and others, net	1,396	794
Related parties	62	162
Derivative financial instruments	145	472
Prepaid expenses and other	1,653	2,365
Total current assets	20,757	18,620
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	834,493	750,226
Unproved properties	76,619	78,655
Other property and equipment	16,817	15,763
Less accumulated depreciation, depletion and amortization	(310,176)	(274,374)
Net property and equipment	617,753	570,270
Deferred tax assets, net	1,662	—
Other non-current assets	2,086	2,918
Total assets	$642,258	$591,808
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$32,086	$25,901
Accounts payable -- related parties	270	389
Oil, natural gas liquid and natural gas sales payable	11,254	8,747
Accrued liabilities	31,518	16,583
Derivative financial instruments	27,570	12,336
Total current liabilities	102,698	63,956
Long-term liabilities
Long-term debt	337,264	301,155
Asset retirement obligations	5,918	5,649
Deferred tax liabilities, net	—	4,769
Equity warrant liability	1,404	508
Equity warrant liability -- related parties	2,682	963
Derivative financial instruments	22,186	9,802
Other non-current liabilities	4,948	1,316
Total long-term liabilities	374,402	324,162
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 24,637,127 and 24,506,647 issued and outstanding, respectively	142,655	142,655
Class B non-voting common stock, $0.001 par value, 5,000 shares authorized, 2,500 shares issued and outstanding	—	—
Series A-1 convertible participating preferred stock, $0.001 par value, 87,789 and 83,968 shares issued and outstanding, respectively	—	—
Additional paid-in capital	174,469	174,871
Accumulated deficit	(151,966)	(113,836)
Total stockholders' equity	165,158	203,690
Total liabilities and stockholders' equity	$642,258	$591,808
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues
Oil sales	$39,707	$15,090	$72,859	$29,580
Natural gas liquid sales	4,410	1,319	6,143	2,989
Natural gas sales	3,735	1,726	5,542	3,182
Total revenues	47,852	18,135	84,544	35,751
Expenses
Lease operating and gas gathering	6,490	3,521	11,074	6,477
Production and ad valorem taxes	2,761	1,077	4,927	2,114
Depreciation, depletion and amortization	20,737	13,498	36,162	25,472
Loss on sale of oil and gas properties	—	205	1,568	348
Impairment of oil and gas properties	—	27,081	—	27,081
General and administrative	5,305	3,600	8,724	6,281
Acquisition costs and other	(3)	2,680	(13)	2,669
Total expenses	35,290	51,662	62,442	70,442
Income (loss) from operations	12,562	(33,527)	22,102	(34,691)
Other (expense) income
Interest expense	(9,298)	(8,819)	(18,555)	(13,851)
Unrealized (loss) gain on warrants	(2,462)	614	(2,615)	2,884
(Loss) gain on derivative financial instruments	(25,498)	5,416	(36,654)	14,162
Loss on extinguishment of debt	—	—	(8,619)	—
Total other (expense) income, net	(37,258)	(2,789)	(66,443)	3,195
Loss before income taxes	(24,696)	(36,316)	(44,341)	(31,496)
Income tax benefit	3,103	12,601	6,211	10,898
Net loss	(21,593)	(23,715)	(38,130)	(20,598)
Preferred stock dividends	(1,932)	(296)	(3,821)	(296)
Net loss attributable to common stockholders	$(23,525)	$(24,011)	$(41,951)	$(20,894)

Net loss per common share
Basic	$(0.96)	$(1.10)	$(1.71)	$(0.96)
Diluted	$(0.96)	$(1.10)	$(1.71)	$(0.96)

Weighted average common shares outstanding
Basic	24,599,744	21,822,015	24,598,345	21,822,015
Diluted	24,599,744	21,822,015	24,598,345	21,822,015
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
						(Restated)	(Restated)
Balance at December 31, 2017	24,506,647	$142,655	83,968	$—	$174,871	$(113,836)	$203,690
Payment-in-kind dividends	—	—	3,821	—	—	—	—
Issued pursuant to stock-based compensation plan	130,480	—	—	—	(601)	—	(601)
Stock-based compensation	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	(38,130)	(38,130)
Balance at June 30, 2018	24,637,127	$142,655	87,789	$—	$174,469	$(151,966)	$165,158
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2018	2017
	(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(38,130)	$(20,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	36,162	25,472
Stock-based compensation	2,713	639
Share based payments	(601)	—
Deferred taxes	(6,432)	(11,262)
Loss (gain) on derivative financial instruments	36,620	(14,162)
Settlements of derivative financial instruments	(8,676)	2,682
Impairment of oil and natural gas properties	—	27,081
Loss on abandoned property and equipment	170	—
Non-cash interest expense	3,544	3,434
Unrealized loss (gain) on warrants	2,615	(2,884)
Changes in operating assets and liabilities:
Accounts receivable	(254)	(1,308)
Prepaid expenses and other assets	(1,159)	(3,010)
Accounts payable and accrued expenses	12,179	11,028
Net cash provided by operating activities	38,751	17,112

Cash flows from investing activities
Acquisition of oil and gas properties	(2,862)	(108,179)
Development of oil and gas properties	(66,761)	(37,750)
Purchases of other property and equipment	(1,498)	(1,522)
Net cash used in investing activities	(71,121)	(147,451)

Cash flows from financing activities
Proceeds from borrowings and related party borrowings	290,744	76,079
Payments on borrowings and related party borrowings	(255,452)	(19,503)
Proceeds from the sale of preferred stock	—	77,800
Cost to issue equity	—	(1,000)
Payments of debt issuance costs	—	(2,537)
Net cash provided by financing activities	35,292	130,839
Net increase in cash and cash equivalents	2,922	500
Cash and cash equivalents, beginning of the period	2,538	6,068
Cash and cash equivalents, end of the period	$5,460	$6,568

Supplemental information:
Cash paid for taxes	$1,147	$2,240
Cash paid for interest	6,143	10,674
Non-cash investing and financing activities:
Preferred stock issued for asset acquisition	$—	$10,795
Cost to issue equity included in accounts payable	—	1,500
Asset retirement obligation	183	2,235
Increase in liabilities for capital expenditures	12,425	1,358
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

We concluded that the impact of applying the correct oil and natural gas reserve revision methodology to the DD&A calculation was materially different from our previously reported results under our historical practice. As a result, we are restating our condensed consolidated financial statements for the periods impacted.

The table below sets forth the condensed consolidated statements of operations, including the balances originally reported, corrections and the as restated balances for each period:

	Three Months Ended
	June 30, 2018			June 30, 2017
(In thousands except per share data)	As Previously Reported	Correction	As Restated	As Previously Reported	Correction	As Restated
Depreciation, depletion and amortization	$19,464	$1,273	$20,737	$12,551	$947	$13,498
Total expenses	34,017	1,273	35,290	50,715	947	51,662
Income (loss) from operations	13,835	(1,273)	12,562	(32,580)	(947)	(33,527)
Loss before income taxes	(23,423)	(1,273)	(24,696)	(35,369)	(947)	(36,316)
Income tax benefit (expense)	4,648	(1,545)	3,103	12,208	393	12,601
Net loss attributable to common stockholders	(20,707)	(2,818)	(23,525)	(23,457)	(554)	(24,011)
Net loss per common share:
Basic	$(0.84)	$(0.12)	$(0.96)	$(1.07)	$(0.03)	$(1.10)
Diluted	$(0.84)	$(0.12)	$(0.96)	$(1.07)	$(0.03)	$(1.10)

	Six Months Ended
	June 30, 2018			June 30, 2017
(In thousands except per share data)	As Previously Reported	Correction	As Restated	As Previously Reported	Correction	As Restated
Depreciation, depletion and amortization	$35,027	$1,135	$36,162	$24,693	$779	$25,472
Total expenses	61,307	1,135	62,442	69,663	779	70,442
Income (loss) from operations	23,237	(1,135)	22,102	(33,912)	(779)	(34,691)
Loss before income taxes	(43,206)	(1,135)	(44,341)	(30,717)	(779)	(31,496)
Income tax benefit (expense)	7,778	(1,567)	6,211	10,621	277	10,898
Net loss attributable to common stockholders	(39,249)	(2,702)	(41,951)	(20,392)	(502)	(20,894)
Net loss per common share
Basic	$(1.60)	$(0.11)	$(1.71)	$(0.93)	$(0.03)	$(0.96)
Diluted	$(1.60)	$(0.11)	$(1.71)	$(0.93)	$(0.03)	$(0.96)

The table below sets forth the condensed consolidated balance sheet, including the balances originally reported, corrections and the as restated balances for the restated period:

	June 30, 2018
(In thousands)	As Previously Reported	Correction	As Restated
Assets
Accumulated depreciation, depletion and amortization	$(294,049)	$(16,127)	(310,176)
Net property and equipment	633,880	(16,127)	617,753
Deferred tax assets, net	—	1,662	1,662
Total assets	656,723	(14,465)	642,258
Liabilities and Stockholders' equity
Deferred tax liabilities, net	106	(106)	—
Total long-term liabilities	374,508	(106)	374,402
Accumulated deficit	(137,608)	(14,358)	(151,966)
Total stockholders' equity	179,516	(14,358)	165,158

The table below sets forth the condensed consolidated statements of cash flows from operating activities, including the balances originally reported, corrections and the as restated balances for each period:

	Six Months Ended
	June 30, 2018			June 30, 2017
(In thousands)	As Previously Reported	Correction	As Restated	As Previously Reported	Correction	As Restated
Cash flows from operating activities:
Net (loss) income	(35,428)	(2,702)	(38,130)	$(20,096)	$(502)	$(20,598)
Depreciation, depletion and amortization	35,027	1,135	36,162	24,693	779	25,472
Deferred taxes	(7,999)	1,567	(6,432)	(10,985)	(277)	(11,262)
Net cash provided by operating activities	38,751	—	38,751	17,112	—	17,112

The restatement had no impact on cash flows from investing activities or financing activities.

The table below sets forth the condensed consolidated statement of stockholders’ equity, including the balances originally reported, corrections and the as restated balances for the period:

		Total
	Accumulated	Stockholders'
(In thousands)	Deficit	Equity
Balance at June 30, 2018, as previously reported	$(137,608)	$179,516
Correction	(14,358)	(14,358)
Balance at June 30, 2018, as restated	(151,966)	165,158

In addition to the restated consolidated financial statements, the information contained in Note 3 has been restated.

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

Note 7. Accrued Liabilities
Accrued liabilities consisted of the following as of the dates indicated:

In thousands	June 30, 2018 (unaudited)	December 31, 2017
Bonus payable	$1,023	$2,250
Payroll payable	22	18
Accrued interest - 8.75% Senior Notes	—	2,768
Accrued interest -11.25% Senior Notes	13,828	—
Accrued interest - other	75	1,015
Accrued rent	312	156
Accrued well costs	8,204	8,386
Third party payments for joint interest expenditures	5,778	—
Accrued severance, property and franchise taxes	1,294	115
Accrued federal income tax	442	1,147
Other	540	728
Total accrued liabilities	$31,518	$16,583
Note 8. Long-Term Debt
The following long-term debt obligations were outstanding as of the dates indicated:

In thousands	June 30, 2018 (unaudited)	December 31, 2017
Senior Secured Credit Facility	$84,000	$142,080
8.75% Senior Notes due 2019	—	151,848
11.25% Senior Notes due 2023	250,000	—
Mortgage debt	9,218	7,891
Other	263	759
Total long-term debt	343,481	302,578
Unamortized discount	(5,063)	(949)
Unamortized debt issuance costs	(1,154)	(474)
Total long-term debt net of debt issuance costs	$337,264	$301,155
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

RESULTS OF OPERATIONS
Certain of our operating results and statistics for the three and six months ended June 30, 2018 and 2017 are summarized below:

In thousands, except per share and unit data	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Restated)	(Restated)	(Restated)	(Restated)
Operating revenues
Oil	$39,707	$15,090	$72,859	$29,580
NGLs	4,410	1,319	6,143	2,989
Natural gas	3,735	1,726	5,542	3,182
Total operating revenues	$47,852	$18,135	$84,544	$35,751
Total production volumes by product
Oil (Bbls)	580,398	324,324	1,097,041	616,848
NGLs (Bbls)	221,858	91,364	308,786	174,846
Natural gas (Mcf)	1,268,813	582,582	1,848,010	1,170,346
Total barrels of oil equivalent (BOE)	1,013,740	512,785	1,713,708	986,812
Daily production volumes by product
Oil (Bbls/d)	6,378	3,564	6,061	3,408
NGLs (Bbls/d)	2,438	1,004	1,706	966
Natural gas (Mcf/d)	13,943	6,402	10,210	6,466
Total barrels of oil equivalent (BOE/d)	11,140	5,635	9,468	5,452
Average realized prices
Oil ($ per Bbl)	$68.41	$46.52	$66.41	$47.95
NGLs ($ per Bbl)	19.88	14.43	19.89	17.10
Natural gas ($ per Mcf)	2.94	2.96	3.00	2.72
Total oil equivalent, excluding the effect from hedging ($ per BOE)	47.20	35.36	49.33	36.23
Total oil equivalent, including the effect from hedging ($ per BOE)	40.69	38.57	43.40	38.31
Operating and other expenses
Lease operating and gas gathering	$6,490	$3,521	$11,074	$6,477
Production and ad valorem taxes	2,761	1,077	4,927	2,114
Depreciation, depletion and amortization	20,737	13,498	36,162	25,472
General and administrative	5,305	3,600	8,724	6,281
Interest expense	9,298	8,819	18,555	13,851
Operating and other expenses per BOE
Lease operating and gas gathering	$6.40	$6.87	$6.46	$6.56
Production and ad valorem taxes	2.72	2.10	2.88	2.14
Depreciation, depletion and amortization	20.46	26.32	21.10	25.81
General and administrative	5.23	7.02	5.09	6.36
Interest expense	9.17	17.20	10.83	14.04

Production
The table below summarizes our production volumes for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Oil (Bbls/d)	6,378	3,564	79%	6,061	3,408	78%
NGLs (Bbls/d)	2,438	1,004	143%	1,706	966	77%
Natural gas (Mcf/d)	13,943	6,402	118%	10,210	6,466	58%
Total (BOE/d)	11,140	5,635	98%	9,468	5,452	74%
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
Production Expenses
The table below presents detail of production expenses and general and administrative ("G&A") expenses for the three and six months ended June 30, 2018 and 2017:

In thousands, except expense per BOE	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(Restated)	(Restated)		(Restated)	(Restated)
Production expenses
Lease operating and gas gathering	$6,490	$3,521	84%	$11,074	$6,477	71%
Production and ad valorem taxes	2,761	1,077	156%	4,927	2,114	133%
Depreciation, depletion and amortization	20,737	13,498	54%	36,162	25,472	42%
General and administrative	5,305	3,600	47%	8,724	6,281	39%
Production expenses per BOE
Lease operating and gas gathering	$6.40	$6.87	(7)%	$6.46	$6.56	(2)%
Production and ad valorem taxes	2.72	2.10	30%	2.88	2.14	35%
Depreciation, depletion and amortization	20.46	26.32	(22)%	21.10	25.81	(18)%
General and administrative per BOE	5.23	7.02	(25)%	5.09	6.36	(20)%

Lease Operating and Gas Gathering
The table below provides detail of our lease operating and gas gathering expense for the three and six months ended June 30, 2018 and 2017:

In thousands	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Lease operating	$5,694	$3,212	77%	$9,834	$5,873	67%
Gathering, processing and transportation	796	309	158%	1,240	604	105%
Total lease operating and gas gathering expense	$6,490	$3,521	84%	$11,074	$6,477	71%
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

Depreciation, Depletion and Amortization
The table below provides detail of our DD&A expense for the three and six months ended June 30, 2018 and 2017.

In thousands	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(Restated)	(Restated)		(Restated)	(Restated)
DD&A of proved oil and gas properties	$20,413	$13,286	54%	$35,560	$25,080	42%
Depreciation of other property and equipment	280	174	61%	515	334	54%
Accretion of asset retirement obligations	44	38	16%	87	58	50%
Total depreciation, depletion and amortization	$20,737	$13,498	54%	$36,162	$25,472	42%
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
DD&A expense for the three months ended June 30, 2018 was $20.7 million, a 54% increase from $13.5 million in the comparable period in 2017. On a six-month comparative basis, these expenses increased $10.7 million, or 42%, from $25.5 million in 2017 to $36.2 million in 2018. This increase is due to an increase in depletable costs associated with our reserve base arising from our Battlecat and Marquis acquisitions in June 2017, as well as continued development of our properties in the Eagle Ford. On a unit-of-production basis, DD&A decreased 22%, or $5.86 per BOE, from $26.32 per BOE for the three months ended June 30, 2017 to $20.46 per BOE for the three months ended June 30, 2018.
Compared to the first quarter of 2018, DD&A for the three months ended June 30, 2018 increased $5.3 million, or 34%. On a unit of production basis, DD&A decreased 8%, or $1.78 per BOE, from the first quarter of 2018.

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

The following table provides further detail of our income tax expense for the three and six months ended June 30, 2018 and 2017.

In thousands, except per-BOE amounts and tax rates	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Restated)	(Restated)	(Restated)	(Restated)
Current income tax expense	$(121)	$(302)	$(220)	$(351)
Deferred income tax benefit	3,224	12,903	6,431	11,249
Total income tax benefit	$3,103	$12,601	$6,211	$10,898
Average income tax benefit per BOE	$3.06	$24.57	$3.62	$11.04
Effective tax rate	12.6%	34.7%	14.4%	34.7%
Total net deferred tax asset	$1,662	$—
Total net deferred tax liability	$—	$22,711
The Company's deferred tax assets exceeded its deferred tax liabilities at June 30, 2018; as a result, the Company established a valuation allowance against most of the deferred tax assets during the second quarter of 2018. With the exception of a $1.7 million deferred tax asset retained for existing refundable AMT credit carryovers, the Company retained a full valuation allowance of $1.8 million at June 30, 2018 due to uncertainties regarding the future realization of its deferred tax assets. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits is determined to be more likely than not.
Income tax benefit decreased $9.5 million and $4.7 million between the comparable three and six-month periods, respectively, primarily due to a lower effective tax rate for the three and six months ended June 30, 2018. The decrease in the effective tax rate is primarily due to the impact of the Act law changes that were effective January 1, 2018.

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
Subject to these remediation efforts, that were implemented after June 30, 2018, there have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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