Form 10-Q
period 2018-09-30
Lonestar Resources US Inc.
filed 2018-11-07
CIK 1661920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERL Y REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2018, the registrant had 24,637,127 shares of Class A voting common stock, par value $0.001 per share, outstanding.

i

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Lonestar Resources US Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$4,542	$2,538
Accounts receivable
Oil, natural gas liquid and natural gas sales	14,936	12,289
Joint interest owners and others, net	2,722	794
Related parties	184	162
Derivative financial instruments	28	472
Prepaid expenses and other	2,216	2,365
Total current assets	24,628	18,620
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	895,983	750,226
Unproved properties	77,561	78,655
Other property and equipment	16,951	15,763
Less accumulated depreciation, depletion, amortization and impairment	(346,078)	(274,374)
Property and equipment, net	644,417	570,270
Deferred tax assets, net	2,376	—
Derivative financial instruments	288	—
Other non-current assets	1,554	2,918
Total assets	$673,263	$591,808
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$33,126	$25,901
Accounts payable -- related parties	284	389
Oil, natural gas liquid and natural gas sales payable	13,705	8,747
Accrued liabilities	27,130	16,583
Derivative financial instruments	42,558	12,336
Total current liabilities	116,803	63,956
Long-term liabilities
Long-term debt	377,617	301,155
Asset retirement obligations	6,002	5,649
Deferred tax liabilities, net	—	4,769
Equity warrant liability	1,231	508
Equity warrant liability -- related parties	2,345	963
Derivative financial instruments	17,954	9,802
Other non-current liabilities	5,873	1,316
Total long-term liabilities	411,022	324,162
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 24,637,127 and 24,506,647 issued and outstanding, respectively	142,655	142,655
Class B non-voting common stock, $0.001 par value, 5,000 shares authorized, 0 and 10,000 shares issued and outstanding, respectively	—	—
Series A-1 convertible participating preferred stock, $0.001 par value, 89,764 and 83,968 shares issued and outstanding, respectively	—	—
Additional paid-in capital	174,459	174,871
Accumulated deficit	(171,676)	(113,836)
Total stockholders' equity	145,438	203,690
Total liabilities and stockholders' equity	$673,263	$591,808
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(Restated)		(Restated)
Revenues
Oil sales	$47,846	$23,162	$120,705	$52,742
Natural gas liquid sales	6,795	1,831	12,939	4,820
Natural gas sales	4,096	1,890	9,637	5,072
Total revenues	58,737	26,883	143,281	62,634
Expenses
Lease operating and gas gathering	6,687	4,576	17,761	11,053
Production and ad valorem taxes	3,218	1,541	8,145	3,656
Depreciation, depletion and amortization	23,775	16,530	59,937	42,003
Loss on sale of oil and gas properties	—	119	1,568	466
Impairment of oil and gas properties	12,169	—	12,169	27,081
General and administrative	4,661	2,644	13,385	8,925
Acquisition costs and other	315	333	302	3,001
Total expenses	50,825	25,743	113,267	96,185
Income (loss) from operations	7,912	1,140	30,014	(33,551)
Other (expense) income
Interest expense	(10,215)	(5,965)	(28,771)	(19,816)
Unrealized (loss) gain on warrants	509	402	(2,105)	3,286
(Loss) gain on derivative financial instruments	(18,198)	(7,657)	(54,852)	6,505
Loss on extinguishment of debt	—	—	(8,619)	—
Total other expense, net	(27,904)	(13,220)	(94,347)	(10,025)
Loss before income taxes	(19,992)	(12,080)	(64,333)	(43,576)
Income tax benefit	282	4,956	6,493	15,854
Net loss	(19,710)	(7,124)	(57,840)	(27,722)
Preferred stock dividends	(1,975)	(1,824)	(5,796)	(2,120)
Net loss attributable to common stockholders	$(21,685)	$(8,948)	$(63,636)	$(29,842)

Net loss per common share
Basic	$(0.88)	$(0.41)	$(2.59)	$(1.37)
Diluted	$(0.88)	$(0.41)	$(2.59)	$(1.37)

Weighted average common shares outstanding
Basic	24,599,744	21,822,015	24,598,816	21,822,015
Diluted	24,599,744	21,822,015	24,598,816	21,822,015
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	24,506,647	$142,655	83,968	$—	$174,871	$(113,836)	$203,690
Payment-in-kind dividends	—	—	5,796	—	—	—	—
Issued pursuant to stock-based compensation plan	130,480	—	—	—	(601)	—	(601)
Retirement of Class B Common Stock	—	—	—	—	(10)	—	(10)
Stock-based compensation	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	(57,840)	(57,840)
Balance at September 30, 2018	24,637,127	$142,655	89,764	$—	$174,459	$(171,676)	$145,438
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2018	2017
		(restated)
Cash flows from operating activities
Net loss	$(57,840)	$(27,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	59,937	42,003
Stock-based compensation	3,637	985
Stock-based payments	(601)	—
Deferred taxes	(7,145)	(16,116)
Loss (gain) on derivative financial instruments	54,852	(6,505)
Settlements of derivative financial instruments	(16,323)	4,894
Impairment of oil and natural gas properties	12,169	27,081
Loss on abandoned property and equipment	171	—
Non-cash interest expense	4,556	4,375
Unrealized loss (gain) on warrants	2,105	(3,286)
Changes in operating assets and liabilities:
Accounts receivable	(4,596)	(5,214)
Prepaid expenses and other assets	(1,835)	(3,559)
Accounts payable and accrued expenses	6,733	11,531
Net cash provided by operating activities	55,820	28,467

Cash flows from investing activities
Acquisition of oil and gas properties	(4,762)	(109,031)
Development of oil and gas properties	(122,691)	(56,918)
Purchases of other property and equipment	(1,631)	(11,580)
Net cash used in investing activities	(129,084)	(177,529)

Cash flows from financing activities
Proceeds from borrowings and related party borrowings	348,744	102,988
Payments on borrowings and related party borrowings	(273,466)	(27,507)
Proceeds from the sale of preferred stock	—	77,800
Repurchase and retire Class B Common Stock	(10)	—
Cost to issue equity	—	(2,790)
Payments of debt issuance costs	—	(2,685)
Net cash provided by financing activities	75,268	147,806
Net increase in cash and cash equivalents	2,004	(1,256)
Cash and cash equivalents, beginning of the period	2,538	6,068
Cash and cash equivalents, end of the period	$4,542	$4,812

Supplemental information:
Cash paid for taxes	$1,147	$2,465
Cash paid for interest	22,324	11,060
Non-cash investing and financing activities:
Preferred stock issued for asset acquisition	—	10,795
Increase in asset retirement obligation	222	2,318
Increase in liabilities for capital expenditures	16,988	1,670
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
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Lonestar Resources US Inc., and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2017 filed on November 2, 2018 (the “Form 10-K/A”). Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Company” or “Lonestar,” refer to Lonestar Resources US Inc. and its subsidiaries.
The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of September 30, 2018, our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, and our consolidated cash flows for the nine months ended September 30, 2018 and 2017.
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
For the periods presented, there were no differences between the basic and diluted weighted average common shares. The following securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Preferred stock	14,635,078	13,337,174	14,317,760	5,324,860
Warrants	760,000	760,000	760,000	760,000
Stock appreciation rights	1,017,500	682,500	901,108	556,044
Restricted stock units	1,037,209	629,174	831,486	536,044

Impairment of Oil and Gas Properties
During the third quarter of 2018, the Company recorded an impairment charge of approximately $12.2 million relating to expiring leases in southern Brazos County included in unproved properties. During the second quarter of 2017, the Company recorded an impairment charge of approximately $27.1 million relating to its West Poplar property in Roosevelt County, Montana.
Recent Accounting Pronouncements
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will also be required. ASU 2016-02 is effective for the annual period beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. Currently, entities must adopt the standard using a modified retrospective transition and apply the guidance to the earliest comparative period presented, with certain practical expedients that entities may elect to apply. Management plans to adopt ASU 2016-02 in the quarter ending March 31, 2019. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have been identified and are being implemented. In addition to lease agreements, service contracts and other agreements are also being reviewed to determine if they contain an embedded lease. At this time, we cannot estimate the amount that will be capitalized when this standard is adopted. The Company continues to evaluate the expected impact of this standard update on disclosures.
Revenue Recognition. Effective January 1, 2018, the Company adopted ASU 2014-09, using the modified retrospective method. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of accumulated deficit; however, no significant adjustment was required as a result of adopting the new standard. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606. The comparative information has not been restated and continues to be reported under historic accounting standards in effect for those periods. The impact of the adoption of ASU 2014-09 is expected to be immaterial to the Company’s net income on an ongoing basis. See Note 5. Revenue Recognition, for further discussion.

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
We concluded that the impact of applying the correct oil and natural gas reserve revision methodology to the DD&A calculation was materially different from our previously reported results under our historical practice. As a result, we are restating our consolidated financial statements for the three-month and nine-month periods ended September 30, 2017.
The table below sets forth the unaudited condensed consolidated statements of operations, including the balances originally reported, corrections and the as restated balances for each period:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
In thousands	As Previously Reported	Correction	As Restated	As Previously Reported	Correction	As Restated
Depreciation, depletion and amortization	$15,929	$601	$16,530	$40,623	$1,380	$42,003
Total expenses	25,142	601	25,743	94,805	1,380	96,185
Income (loss) from operations	1,741	(601)	1,140	(32,171)	(1,380)	(33,551)
Loss before income taxes	(11,479)	(601)	(12,080)	(42,196)	(1,380)	(43,576)
Income tax benefit	4,718	238	4,956	15,339	515	15,854
Net loss	(6,761)	(363)	(7,124)	(26,857)	(865)	(27,722)
Net loss attributable to common stockholders	$(8,585)	$(363)	$(8,948)	$(28,977)	$(865)	$(29,842)
Net loss per common share
Basic	$(0.39)	$(0.02)	$(0.41)	$(1.33)	$(0.04)	$(1.37)
Diluted	$(0.39)	$(0.02)	$(0.41)	$(1.33)	$(0.04)	$(1.37)
The table below sets forth the unaudited condensed consolidated statement of cash flows and operating activities, including the balances originally reported, corrections and the as-restated balances for the restated period:

	Nine Months Ended September 30, 2017
In thousands	As Previously Reported	Correction	As Restated
Cash flows from operating activities:
Net loss	$(26,857)	$(865)	$(27,722)
Depreciation, depletion and amortization	40,623	1,380	42,003
Deferred taxes	(15,601)	(515)	(16,116)
None of the information contained in the Notes has been restated.
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
Inherent in the Company’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company. At September 30, 2018, the Company had no open physical delivery obligations.
The following table summarizes the Company’s commodity derivative contracts as of September 30, 2018:

Commodity	Contract Type	Period	Volume Hedged (Bbls/MMBtu per day)	Weighted Average Price
				Swap	Floor	Ceiling
Oil -WTI	Swaps	October-December 2018	7,255	$57.22	—	—
Oil -WTI	2-Way Collar	October-December 2018	500	—	$50.00	$59.45
Oil -WTI	Swaps	January-December 2019	5,930	53.94	—	—
Oil - Argus LLS	Basis Swaps	January-December 2019	5,430	5.00	—	—
Oil -WTI	Swaps	January-December 2020	2,680	56.97	—	—
Natural Gas - Henry Hub	Swaps	October-December 2018	4,548	3.06	—	—
During October 2018, the Company entered into additional Argus LLS basis swaps for 182,500 Bbls at a strike price of $5.55 per Bbl for the period of January through December 2019.

The Company has not designated any of the commodity derivatives as hedges under the applicable accounting standards. Consequently, all changes in fair value of these derivatives (realized and unrealized) are included in the Unaudited Condensed Consolidated Statements of Operations.
As of September 30, 2018, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.
Note 5. Revenue Recognition
Operating revenues are comprised of sales of crude oil, NGLs and natural gas.

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Oil	$47,846	$23,162	$120,705	$52,742
NGLs	6,795	1,831	12,939	4,820
Natural gas	4,096	1,890	9,637	5,072
Total operating revenues	$58,737	$26,883	$143,281	$62,634
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
Production Imbalances
Under ASC 606, revenue is recorded based on the Company’s share of volumes sold, regardless of whether the Company has taken its proportional share of volumes produced. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. There were no imbalances at September 30, 2018.
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
The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Lonestar has existing internal controls in place for its estimation process, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three and nine months ended September 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
Accounts Receivable and Other
Accounts receivable – Oil, natural gas liquid and natural gas sales on our Unaudited Condensed Consolidated Balance Sheets consist of amounts due from purchasers for commodity sales from our Eagle Ford fields. Payments from purchasers are typically due by the last day of the month following the month of delivery. There was no bad debt expense for any period presented, and an allowance for uncollectible accounts is unnecessary. The Company’s operations do not result in any contract assets or liabilities on the balance sheets.
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
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, for each fair value hierarchy level:

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2018 (unaudited)
Assets
Commodity derivatives	$—	$316	$—	$316
Liabilities:
Commodity derivatives	$—	$(60,512)	$—	$(60,512)
Warrant	—	—	(3,576)	(3,576)
Deferred compensation	(1,916)	—	(1,837)	(3,753)
Total	$(1,916)	$(60,196)	$(5,413)	$(67,525)

December 31, 2017
Assets:
Commodity derivatives	$—	$472	$—	$472
Liabilities:
Commodity derivatives	$—	$(22,138)	$—	$(22,138)
Warrant	—	—	(1,471)	(1,471)
Deferred compensation	—	—	(314)	(314)
Total	$—	$(21,666)	$(1,785)	$(23,451)
Level 3 Gains and Losses
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2018:

In thousands	Warrant	Deferred Compensation	Total
Balance as of December 31, 2017	$(1,471)	$(314)	$(1,785)
Unrealized losses	(2,105)	(1,523)	(3,628)
Balance as of September 30, 2018 (unaudited)	$(3,576)	$(1,837)	$(5,413)

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
The book values of cash and cash equivalents, receivables for oil, NGL and natural gas sales, joint interest billings, notes and other receivables, and accounts payable, approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company, except for bonds, which are recorded at amortized cost less debt issuance costs. The fair value of the 11.25% Senior Notes (as defined in Note 8 below) approximates $250.0 million as of September 30, 2018, and the notes are considered a Level 3 liability, as they are based on market transactions that occur infrequently as well as internally generated inputs.
Note 7. Accrued Liabilities
Accrued liabilities consisted of the following as of the dates indicated:

In thousands	September 30, 2018	December 31, 2017
Bonus payable	$2,060	$2,250
Payroll payable	27	18
Accrued interest - 8.75% Senior Notes	—	2,768
Accrued interest -11.25% Senior Notes	7,031	—
Accrued interest - other	86	1,015
Accrued rent	210	156
Accrued well costs	13,353	8,386
Third party payments for joint interest expenditures	1,449	—
Accrued severance, property and franchise taxes	1,904	115
Accrued federal income tax	441	1,147
Other	569	728
Total accrued liabilities	$27,130	$16,583
Note 8. Long-Term Debt
The following long-term debt obligations were outstanding as of the dates indicated:

In thousands	September 30, 2018	December 31, 2017
Senior Secured Credit Facility	$124,000	$142,080
8.75% Senior Notes due 2019	—	151,848
11.25% Senior Notes due 2023	250,000	—
Mortgage debt	9,204	7,891
Other	270	759
Total long-term debt	383,474	302,578
Unamortized discount	(4,782)	(949)
Unamortized debt issuance costs	(1,075)	(474)
Total long-term debt net of debt issuance costs	$377,617	$301,155

Senior Secured Credit Facility
In July 2015, the Company, through its subsidiary Lonestar Resources America, Inc. ("LRAI"), entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”), which has a maturity date of July 29, 2020. As of September 30, 2018, $124.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility was 6.35%. The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base under the Credit Facility.
The Company was in compliance with the terms of the Credit Facility as of September 30, 2018.
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
As a result of the the May 2018 redetermination, the borrowing base was increased from $160 million to $190 million. The next scheduled redetermination date is November 2018.
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
Retirement of 8.75% Senior Notes
Using proceeds from the issuance of the 11.25% Senior Notes, as discussed above, the Company fully retired the 8.750% Senior Unsecured Notes due April 15, 2019 (“the 8.75% Senior Notes”). Pursuant to the terms of the indenture, the 8.75% Senior Notes were redeemed at 104.375% of the outstanding principal amount, or approximately $158.5 million, which excluded accrued interest. In connection with this transaction, the Company recognized a $8.6 million loss on extinguishment during the first quarter of 2018.

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
Holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly initially at a rate of 9% per annum (the “Dividend Rate”) in cash and, for any 12 quarters (“PIK Quarters”), at the Company’s option, (i) in the form of additional shares of the respective series of Series A Preferred Stock at a per share price equal to $975 or (ii) by increasing Stated Value, in lieu of cash (collectively, the “PIK Option”). After the 12 PIK Quarters, if the Company fails to fully declare and pay dividends in cash, then the Dividend Rate for Series A Preferred Stock will automatically increase by 5.0% per annum for the next succeeding dividend period and then an additional 1.0% for each successive dividend period, up to a maximum Dividend Rate of 20.0% per annum, until the Company pays dividends at such increased rate fully in cash for two consecutive quarters. In addition to dividends rights described above, holders of the Series A Preferred Stock are entitled to receive dividends or distributions declared or paid on Class A voting common stock on an as-converted basis. If on June 15, 2024, the Prevailing Price is less than the Conversion Price then in effect, the Dividend Rate for Series A-1 Preferred Stock will automatically increase to 20.0% per annum, payable only in cash, unless automatically converted as described above. However, the Company, at its option, may instead elect to exchange each share of Series A-1 Preferred Stock for senior unsecured notes of the Company with a two-year maturity, a 9.0% per annum coupon payable semi-annually in cash, and governed by terms substantially similar to the Company’s most recent high yield indenture at that time. After June 15, 2020, the Company may redeem shares of Series A Preferred Stock in cash at a per share amount equal to (i) 110% of the Stated Value, if the redemption occurs prior to June 15, 2021, (ii) 105% of the Stated Value, if the redemption occurs on or prior to June 15, 2022, and (iii) 100% of the Stated Value, if the redemption occurs after June 15, 2022, in each case, plus any unpaid dividends.
For the third and fourth quarters of 2017, the Company elected the PIK Option for the Class A Preferred Stock dividend payment, which resulted in the issuance of 1,991 additional shares of Series A-1 Preferred Stock and 1,977 additional shares of Series A-2 Preferred Stock, which were subsequently converted to shares of Series A-1 Preferred Stock during the fourth quarter of 2017.
For the first three quarters of 2018, the Company also elected the PIK Option for the Class A Preferred Stock dividend payment, which resulted in the issuance of 5,796 additional shares of Series A-1 Preferred Stock during the nine months ended September 30, 2018.
Common Stock Issuances
On November 3, 2017, as described above, the Company issued 2,684,632 shares of Class A voting common stock on a one-for-one basis in exchange for all of the of the Company’s outstanding Series B Preferred Stock.
Repurchase and Retirement of Class B Common Stock
In connection with the EF Realisation liquidation in October 2018 (see Note 13, Subsequent Events), the Company repurchased and retired 2,500 shares of the Class B non-voting common stock (the "Class B Stock") from Dr. Christopher Rowland at a cost of $10,000 on September 28, 2018. The Class B Stock was originally issued to Dr. Rowland in connection with the Company's reorganization in 2016. After the repurchase and retirement of the Class B Stock, there are no shares of Class B Stock issued and outstanding.
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
In February 2018, the Company elected to offer cash settlement to all employees for vested RSUs and, as a result of this modification, the RSU awards are classified as a liability on the Company’s balance sheet in accordance with ASC 718, Compensation – Stock Compensation, as of September 30, 2018. As of the date of the modification, periodic compensation expense related to the awards is recognized based on the fair value of the awards, subject to a floor valuation that represents the compensation expense amount that would have otherwise been recognized had the Company not modified the terms of the award. The modification of the RSU awards resulted in $0.2 million in incremental costs to the Company for the nine months ended September 30, 2018. The liability for RSUs on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2018 was $1.9 million and is included in other non-current liabilities.

The following table presents RSUs activity during the nine months ended September 30, 2018:

	Shares	Weighted Average Remaining Contractual Term (in years)
Non-vested RSUs at December 31, 2017	728,909	2.2
Granted	592,500	2.5
Vested	(284,200)	—
Forfeited	(20,900)	—
Non-vested RSUs at September 30, 2018	1,016,309	2.0
Stock Appreciation Rights
In February 2017, the Company granted awards of stock appreciation rights (“SARs”) covering 700,000 shares to certain of its employees and its non-employee directors. In April 2018, the Company granted additional awards of SARs covering 335,000 shares to certain of its employees and its non-employee directors.
The awards vest over a three-year period as follows: 40% on the first anniversary of issuance and 30% on each of the second and third anniversaries of issuance, such that the SAR’s will be fully vested on the third anniversary of issuance. The SARs will expire five-years after the date of issuance. The exercise price of the SAR is the fair market value of the Company’s Class A voting common stock on the date of the grant. The SAR entitles the holder to receive from the Company, upon exercise of the exercisable portion of the SAR, an amount determined by multiplying the excess of the fair market value of one share on the date of exercise over the exercise price per share by the number of shares with respect to which the SAR is exercised. SARs will be paid in cash or common stock at holder’s election once the SAR is vested, with the provision that the Company possesses sufficient liquidity to allow for cash settlement of the SAR. The SARs are accounted for as a liability on the Unaudited Condensed Consolidated Balance Sheets, which was approximately $1.8 million as of September 30, 2018, and are included in other non-current liabilities.
The following table presents SARs activity during the six months ended September 30, 2018:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2017	690,000	$7.20	4.3
SARs vested and exercisable at December 31, 2017	—	—	—
Granted	335,000	4.46	4.5
Exercised	—	—	—
Expired/forfeited	(15,000)	—	—
Outstanding at September 30, 2018	1,010,000	$6.30	3.8
SARs vested and exercisable at September 30, 2018	280,000	$7.20	3.4
Stock-Based Compensation Expense
For the three and nine months ended September 30, 2018, the Company recorded stock-based compensation expenses of approximately $924 thousand and $3.6 million, respectively, related to RSUs and SARs. As of September 30, 2018, the total unrecognized stock-based compensation cost to be recognized over the next three years is approximately $6.9 million.

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
On October 9, 2018, EF Realisation notified the Company that it had completed a voluntary liquidation and distribution of assets to certain of its shareholders, including the sale or distribution of all of EF Realisation's 4,174,259 shares of the Company's Class A Stock, representing approximately 17% of the Company's total Class A Stock outstanding at the time. Following the liquidation, EF Realisation is no longer a shareholder of the Company. See Note 13, Subsequent Events, for more information.
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

Other Related Party Transactions
New Tech Global Ventures, LLC, and New Tech Global Environmental, LLC, Companies in which Daniel R. Lockwood (a director of the Company) owns a limited partnership interest, has provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $641 thousand and $232 thousand for the three months ended September 30, 2018 and 2017, respectively, and $1.4 million and $742 thousand for the nine months ended September 30, 2018 and 2017, respectively.
Note 12. Commitments and Contingencies
In February 2018, the Company signed a rig under contract, the original term of which was completed during the second quarter of 2018, and has since been extended to provide for a drilling rate of $22.5 thousand per day with either party eligible to terminate the contract with 30 days' notice.
In March 2018, the Company signed a dedicated fleet contract that provides for hydraulic fracturing and wireline services at variable rates depending on the work performed. The early termination fee equals $133 thousand for each scheduled well that is not hydraulically fractured as of the date of termination. The contract expires on December 31, 2018. As of November 2018, the Company had completed the initial term of the contract and had extended the contract for two additional wells on the 2018 drilling schedule. The Company has the ability to further extend the contract on any additional wells added to the 2018 drilling schedule.
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
Note 13. Subsequent Events

EF Realisation Liquidation
On October 9, 2018, EF Realisation notified the Company that it had completed a voluntary liquidation and distribution of assets to certain of its shareholders, including the sale or distribution of all of EF Realisation's 4,174,259 shares of the Company's Class A Stock, representing approximately 17% of the Company's total Class A Stock outstanding at the time. Following the liquidation, EF Realisation is no longer a shareholder of the Company.
Pursuant to the Board Representation Agreement by and between the Company and EF Realisation (the "Board Representation Agreement"), John H. Murray and Dr. Christopher Rowland (the "EF Realisation Directors") each submitted their resignations to the Company's Board of Directors on October 10, 2018 and October 9, 2018, respectively. Under the terms of the Board Representation Agreement, the EF Realisation Directors are required to submit each Board resignation when EF Realisation's ownership of Class A Stock falls below 15% and 10%, respectively, which occurred as a result of the EF Realisation liquidation noted above.
Also in connection with the EF Realisation liquidation, the Company repurchased and retired 2,500 shares of Class B Stock from Dr. Christopher Rowland at a cost of $10,000 on September 28, 2018 (see Note 9, Stockholders' Equity). The Class B Stock was originally issued to Dr. Rowland in connection with the Company's reorganization in 2016. After the repurchase and retirement of the Class B Stock, there are no shares of Class B Stock issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes thereto included herein and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2017 (the “Form 10-K/A”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K/A. Any terms used but not defined herein have the same meaning given to them in the Form 10-K/A. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with Risk Factors under Item 1A of the Form 10-K/A, along with Forward Looking Information at the end of this section for information on the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
OVERVIEW
We are an independent oil and natural gas company, focused on the development, production and acquisition of unconventional oil, natural gas liquids (“NGLs”) and natural gas properties in the Eagle Ford shale play in South Texas, where we have accumulated approximately 82,154 gross (60,862 net) acres in what we believe to be the formation’s crude oil and condensate windows, as of September 30, 2018. We operate in one industry segment, which is the exploration, development and production of oil, NGLs and natural gas. Our current operational activities and consolidated revenues are generated from markets exclusively in the United States, and, as of September 30, 2018, we had no long-lived assets located outside the United States.
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
Third Quarter 2018 Operational Summary
During the third quarter of 2018, the Company reported production of 12,471 Boe/d. This is a 63% increase from the 7,662 Boe/d reported for the third quarter of 2017, consisting of approximately 58% crude oil, 23% NGLs and 19% natural gas. This production increase was driven by the drilling and completion of 8.0 gross / 6.8 net wells during the quarter. Additionally during the quarter, the Company entered into agreements to acquire approximately 3,000 acres at a total cost of $2.9 million. This acreage, which was strategically acquired in locations that are contiguous to Lonestar’s leasehold in Karnes and Gonzales Counties, increase the lengths of 42 of our drilling locations by an average of 42%. Year-to-date, Lonestar has acquired approximately 4,000 net acres in our core areas which we estimate add 8.2 MMBOE of net reserves and approximately $90 million of PV-10, organically replacing more than 200% of our 2018 annual production.

Recent Developments Regarding Lonestar Properties
Eagle Ford Shale Trend - Western Region
Asherton
In October 2018, the Company completed drilling operations on the Asherton #1HN and Asherton #3HN to total measured depths of 17,725 feet and 17,730 feet, respectively. The Asherton #1HN and #3HN wells were fracture-stimulated in engineered completions with an average proppant concentration of 1,985 pounds per foot over 37 stages and 36 stages, using diverters, respectively. On average, these wells were completed with a perforated interval of 10,788 feet and tested 1,053 Boe/d (three stream) on a 32/64’’ choke. The Asherton #1HN was completed with a perforated interval of 10,780 feet and tested 962 Bbls/d of oil and 1,202 Mcf/d of natural gas, or 1,237 Boe/d (three-stream) on a 32/64’’ choke. The Asherton #3HN, which immediately offsets wells that have produced for 4 years, was completed with a perforated interval of 10,795 feet and tested 673 Bbls/d of oil and 1,254 Mcf/d of natural gas, or 960 Boe/d (three-stream) on a 32/64’’ choke. Lonestar owns a 99% working interest (“WI”) and 75% Net Revenue Interest (“NRI”) in these two wells.
Beall Ranch
In Dimmit County, no new wells were completed during the three months ended September 30, 2018. The Beall Ranch leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2018.
Burns Ranch Area
At the Burns Ranch leasehold in La Salle County, no new wells were completed during the three months ended September 30, 2018. Lonestar is currently mobilizing a drilling rig to Burns Ranch to drill three 10,000-foot laterals. These wells are expected to begin flowback operations in February 2019. Lonestar owns a 100% WI and 75% NRI in these wells.
Horned Frog
Lonestar drilled its first four wells utilizing its Geo-Engineered completion design during 2018. In June 2018, the Company began flowback operations on the Horned Frog NW #2H and Horned Frog NW #3H. These wells, which reached peak rate in July, have now been producing for in excess of four months and the results continue to be encouraging. Through the first 120 days, the Horned Frog NW #2H has produced a cumulative 58,000 barrels of oil and 253,000 Mcf of natural gas, or 118,000 barrels of oil equivalent on a three-stream basis, or an average of 983 Boe/d over its first 120 days of production. Over the same period, the Horned Frog NW #3H has produced a cumulative 56,000 barrels of oil and 241,000 Mcf of natural gas, or 113,000 barrels of oil equivalent on a three-stream basis, or an average of 944 Boe/d. The Horned Frog NW wells have continued to break away from forecast, outperforming third-party projections by 11%. Lonestar holds a 100% WI and 75% NRI in these wells and has an additional 5 drilling locations offsetting these wells.

Lonestar owns a 100% WI in the Horned Frog G #1H and Horned Frog H #1H, which were placed onstream in March 2018. These wells have now been producing for in excess of seven months and the results continue to outperform projections. During the first 210 days of production, the Horned Frog G #1H has produced cumulative production of 72,000 barrels of oil and 1,317,000 Mcf of natural gas, or 385,000 barrels of oil equivalent on a three-stream basis, an average of 1,832 Boe/d over its first 210 days of production. Over the same period, the Horned Frog H #1H has produced cumulative production of 67,000 barrels of oil and 1,230,000 Mcf of natural gas, or 359,000 barrels of oil equivalent on a three-stream basis, an average of 1,708 Boe/d over its first 210 days of production. Through their first seven months, these have outperformed third-party projections by 15%, the majority of which has been comprised of crude oil contribution.

Eagle Ford Shale Trend - Central Region
Cyclone
In July 2018, Lonestar completed the Cyclone DM #13H and Cyclone DM #14H to measured depths of 20,205 feet and 19,685 feet, respectively. As seismic indicated a potential fault, the Cyclone DM #13H well was steered higher within the Lower Eagle Ford shale, out of our target window for approximately 47% of the wells producing lateral. The Cyclone DM #13H has a perforated interval of 10,056 feet and produced at a Max 30-day production rate of 500 Boe/d, consisting of 443 barrels of oil per day, 26 barrels of natural gas liquids per day, and 186 Mcf per day of natural gas. The Cyclone DM #14H, drilled subsequently, was drilled lower in section in the Lower Eagle Ford in our target zone and has a perforated interval of 9,600 feet. The #14H produced at a Max 30-day production rate of 649 Boe/d, consisting of 578 barrels of oil per day, 32 barrels of natural gas liquids per day, and 233 Mcf per day of natural gas. Lonestar owns a 100% WI and 78.5% NRI in these wells.
Hawkeye
Lonestar owns an 87.5% WI in the Hawkeye #1H and Hawkeye #2H, which were placed onstream in January 2018. The Hawkeye wells have continued to deliver exceptional productivity, with oil production outperforming third-party projections by 24%. Now online in excess of nine months, the Hawkeye #1H has produced a cumulative 151,000 barrels of oil and 82,000 Mcf of natural gas, or 170,000 barrels of oil equivalent on a three-stream basis, or an average of 626 Boe/d over its first 270 days of production. Over the same period, the Hawkeye #2H has produced a cumulative 128,000 barrels of oil and 72,000 Mcf of natural gas, or 137,000 barrels of oil equivalent on a three-stream basis, or an average of 504 Boe/d.

In October 2018, the Company completed drilling operations on the Hawkeye #24H and Hawkeye #25H to total measured depths of 20,050 feet and 17,919 feet, respectively. These wells are projected to average approximately 10,200’ of perforated interval with an average proppant concentration of 1,500 pounds per foot. Fracture stimulation is set to begin in November and flowback operations are forecast to begin in December. Lonestar owns a 65% WI and 50% NRI in these wells.
Karnes County
During the third quarter of 2018, Lonestar drilled and completed 3.0 gross / 2.4 net wells in Karnes County. The Georg #24H, #25H & #26H were drilled to an average total measured depth of 15,480 feet and began flowback operations in August 2018. These wells were fracture-stimulated in engineered completions with an average proppant concentration of 1,980 pounds per foot over 20 stages per well and utilized diverters. The Georg #24H was completed with a perforated interval of 5,910 feet and produced at a Max 30-day production rate of 815 Boe/d, consisting of 708 barrels of oil per day, 57 barrels of natural gas liquids per day, and 300 Mcf/d of natural gas on a 26/64” choke. The Georg #25H was completed with a perforated interval of 6,115 feet and produced at a Max 30-day production rate of 837 Boe/d, consisting of 734 barrels of oil per day, 55 barrels of natural gas liquids per day, and 288 Mcf/d of natural gas on a 26/64” choke. The Georg #26H was completed with a perforated interval of 5,979 feet and produced at a Max 30-day production rate of 949 Boe/d, consisting of 825 barrels of oil per day, 66 barrels of natural gas liquids per day, and 348 Mcf/d of natural gas on a 26/64” choke. Lonestar owns an 80% WI and 61% NRI in these wells. Lonestar’s first Karnes County wells, which were completed in May, 2018 (the Georg EF #18H, #19H, and #20H) have now produced for four months. On average, these wells have produced a cumulative 78,000 barrels of oil and 64,000 Mcf of natural gas, or 92,900 barrels of oil equivalent on a three-stream basis.

Gonzales County
Lonestar drilled the Culpepper #3-2H, Culpepper #3-3H, and Culpepper #4-4H to an average total measured depth of 15,328 feet and began flowback operations in August 2018. These wells were fracture-stimulated in engineered completions with an average proppant concentration of 2,050 pounds per foot over 19 stages per well and utilized diverters. The Culpepper #3-2H was completed with a perforated interval of 5,337 feet and produced at a Max 30-day production rate of 689 Boe/d, consisting of 607 barrels of oil per day, 44 barrels of natural gas liquids per day, and 230 Mcf/d of natural gas on a 28/64” choke. The Culpepper #3-3H was completed with a perforated interval of 5,245 feet and produced at a Max 30-day production rate of 577 Boe/d, consisting of 508 barrels of oil per day, 37 barrels of natural gas liquids per day, and 193 Mcf/d of natural gas on a 28/64” choke. The Culpepper #3-4H was completed with a perforated interval of 5,383 feet and produced at a Max 30-day production rate of 640 Boe/d, consisting of 560 barrels of oil per day, 43 barrels of natural gas liquids per day, and 226 Mcf/d of natural gas on a 28/64” choke. Lonestar owns an 80% WI and 60% NRI in these wells.
Pirate
In Wilson County, no new wells were completed during the three months ended September 30, 2018. The Pirate leasehold is held by production, and Lonestar does not currently plan any drilling activity here in 2018.
Eagle Ford Shale Trend - Eastern Region
Brazos & Robertson Counties
In Brazos County, no new wells were completed during the three months ended September 30, 2018. Lonestar is currently discussing drilling one well on our partners leasehold. Lonestar does not currently have drilling activity budgeted here in 2018.

RESULTS OF OPERATIONS
Certain of our operating results and statistics for the three and nine months ended September 30, 2018 and 2017 are summarized below:

In thousands, except per share and unit data	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(Restated)		(Restated)
Operating revenues
Oil	$47,846	$23,162	$120,705	$52,742
NGLs	6,795	1,890	12,939	4,820
Natural gas	4,096	1,831	9,637	5,072
Total operating revenues	$58,737	$26,883	$143,281	$62,634
Total production volumes by product
Oil (Bbls)	660,836	483,000	1,758,393	1,099,098
NGLs (Bbls)	262,660	112,976	571,389	288,015
Natural gas (Mcf)	1,343,016	653,660	3,190,824	1,824,186
Total barrels of oil equivalent (BOE)	1,147,332	704,904	2,861,586	1,690,962
Daily production volumes by product
Oil (Bbls/d)	7,183	5,250	6,441	4,026
NGLs (Bbls/d)	2,855	1,228	2,093	1,055
Natural gas (Mcf/d)	14,600	7,105	11,689	6,682
Total barrels of oil equivalent (BOE/d)	12,471	7,662	10,482	6,194
Average realized prices
Oil ($ per Bbl)	$72.40	$47.96	$68.65	$47.99
NGLs ($ per Bbl)	25.87	16.19	22.64	16.74
Natural gas ($ per Mcf)	3.05	2.90	3.02	2.78
Total oil equivalent, excluding the effect from hedging ($ per BOE)	51.19	38.14	50.07	37.04
Total oil equivalent, including the effect from hedging ($ per BOE)	43.97	40.66	43.62	39.31
Operating and other expenses
Lease operating and gas gathering	$6,687	$4,576	$17,761	$11,053
Production and ad valorem taxes	3,218	1,541	8,145	3,656
Depreciation, depletion and amortization	23,775	16,530	59,937	42,003
General and administrative	4,661	2,644	13,385	8,925
Interest expense	10,215	5,965	28,771	19,816
Operating and other expenses per BOE
Lease operating and gas gathering	$5.83	$6.49	$6.21	$6.54
Production and ad valorem taxes	2.80	2.19	2.85	2.16
Depreciation, depletion and amortization	20.72	23.45	20.95	24.84
General and administrative	4.06	3.75	4.68	5.28
Interest expense	8.90	8.46	10.05	11.72

Production
The table below summarizes our production volumes for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Oil (Bbls/d)	7,183	5,250	37%	6,441	4,026	60%
NGLs (Bbls/d)	2,855	1,228	132%	2,093	1,055	98%
Natural gas (Mcf/d)	14,600	7,105	105%	11,689	6,682	75%
Total (BOE/d)	12,471	7,662	63%	10,482	6,194	69%
Total production during the third quarter of 2018 averaged 12,471 BOE per day, an increase of 63%, or 4,809 BOE per day, compared to the same period in 2017. Total production during first nine months of 2018 averaged 10,482 BOE per day, an increase of 69%, or 4,288 BOE per day, compared to the same period in 2017. These increases were primarily due to incremental production from the Battlecat and Marquis acquisitions that closed in June 2017 and strong well results from our recent development drilling in the Eagle Ford shale.
Oil, Natural Gas Liquid and Natural Gas Revenues
The table below summarizes our production revenues for the three and nine months ended September 30, 2018 and 2017:

In thousands	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Oil	$47,846	$23,162	107%	$120,705	$52,742	129%
NGLs	6,795	1,831	271%	12,939	4,820	168%
Natural gas	4,096	1,890	117%	9,637	5,072	90%
Total operating revenues	$58,737	$26,883	118%	143,281	$62,634	129%
Our oil, NGL and natural gas revenues during the three months ended September 30, 2018 increased $31.9 million, or 118%, compared to those revenues for the same period in 2017. For the nine months ended September 30, 2018, oil, NGL and natural gas revenues increased $80.6 million, or 129%, compared to those revenues for the same period in 2017. The changes in our oil, NGL and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

In thousands	Three months ended September 30, 2018 vs. 2017		Nine months ended September 30, 2018 vs. 2017
	Increase in Revenues	Percentage Increase in Revenues	Increase in Revenues	Percentage Increase in Revenues
Change in oil, NGL and natural gas revenues due to:
Increase in production	$25,140	79%	$56,837	70%
Increase in commodity prices	6,714	21%	23,810	30%
Total increase in oil, NGL and natural gas revenues	$31,854	100%	$80,647	100%

Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the three and nine months ended September 30, 2018 and 2017:

Average net realized price	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Oil ($/Bbl)	$72.40	$47.96	51%	$68.65	$47.99	43%
NGLs ($/Bbls)	25.87	16.19	60%	22.64	16.74	35%
Natural gas ($/Mcf)	3.05	2.90	5%	3.02	2.78	9%
Total ($/BOE)	51.19	38.14	34%	50.07	37.04	35%
Average NYMEX differentials
Oil per Bbl	$2.90	$(0.21)	1,481%	$1.88	$(1.43)	231%
Natural gas per Mcf	0.15	(0.03)	600%	0.08	(0.21)	138%
The average wellhead price for our production in the three months ended September 30, 2018 was $51.19 per BOE, a 34% increase compared to the average price in the comparable period in 2017. The average wellhead price for our production in the nine months ended September 30, 2018 was $50.07 per BOE, a 35% increase compared to the average price in the comparable period in 2017. Reported wellhead realizations were driven higher by significant increases in both the crude oil benchmark prices between the periods, as well as improvements in differentials to those benchmarks which we were successful in negotiating with our hydrocarbon purchasers, slightly decreased by a higher ratio of natural gas production in 2018, which typically carries a lower realized price than oil and NGLs on a per BOE basis.
Commodity Derivative Contracts
Our realized net loss on commodity derivative contracts was $8.3 million and $18.5 million for the three and nine months ended September 30, 2018, respectively, resulting from oil prices that were above the strike prices of our oil swap contracts. We realized gains of $1.8 and $3.8 million for the three and nine months ended September 30, 2017, resulting from oil and natural gas prices that were below our oil and natural gas swap contracts. We realized an average loss of $7.22 per BOE and $6.45 per BOE on our oil and natural gas swaps and 2-way oil collar contracts during the three and nine months ended September 30, 2018, respectively, as compared to an average gain of $3.21 per BOE and $2.08 per BOE for the three and nine months ended September 30, 2017, respectively. Our oil volumes hedged for the three months ended September 30, 2018 were 31% higher as compared to the three months ended September 30, 2017.
Production Expenses
The table below presents detail of production expenses and general and administrative ("G&A") expenses for the three and nine months ended September 30, 2018 and 2017:

In thousands, except expense per BOE	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
		(restated)			(restated)
Production expenses
Lease operating and gas gathering	$6,687	$4,576	46%	$17,761	$11,053	61%
Production and ad valorem taxes	3,218	1,541	109%	8,145	3,656	123%
Depreciation, depletion and amortization	23,775	16,530	44%	59,937	42,003	43%
General and administrative	4,661	2,644	76%	13,385	8,925	50%
Production expenses per BOE
Lease operating and gas gathering	$5.83	$6.49	(10)%	$6.21	$6.54	(5)%
Production and ad valorem taxes	2.80	2.19	28%	2.85	2.16	32%
Depreciation, depletion and amortization	20.72	23.45	(12)%	20.95	24.84	(16)%
General and administrative per BOE	4.06	3.75	8%	4.68	5.28	(11)%

Lease Operating and Gas Gathering
The table below provides detail of our lease operating and gas gathering expense for the three and nine months ended September 30, 2018 and 2017:

In thousands	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Lease operating	$5,900	$4,052	46%	$15,735	$9,925	59%
Gathering, processing and transportation	787	524	50%	2,026	1,128	80%
Total lease operating and gas gathering expense	$6,687	$4,576	46%	$17,761	$11,053	61%
Lease operating expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for direct l abor, water injection and disposal, utilities, materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production and ad valorem taxes.
Our lease operating and gas gathering expense increased 46%, or $2.1 million, for the three months ended September 30, 2018, to $6.7 million from $4.6 million in the comparable period in 2017. On a nine-month comparative basis, these expenses increased $6.7 million, or 61%, from $11.1 million in 2017 to $17.8 million in 2018. On a unit-of-production basis, lease operating and gas gathering expense decreased 10%, or $0.66 per BOE, from $6.49 per BOE in the three months ended September 30, 2017 to $5.83 per BOE in the three months ended September 30, 2017. For the nine-month comparative, these expenses decreased 5%, or $0.33 per BOE, from $6.54 per BOE in 2017 to $6.21 per BOE in 2018. The increase in total lease operating costs is due to additional operating costs related to additional production acquired in the Battlecat and Marquis transactions in June 2017, as well as costs related to the continuing incremental production brought online by our Eagle Ford development program. Decreases on a unit-of-production basis reflect Lonestar's continued focus on operating efficiencies and leveraging the economies of scale afforded by increased production concentrated in the Eagle Ford.
Compared to the second quarter of 2018, lease operating and gas gathering expense for the three months ended September 30, 2018 increased $0.2 million, or 3%. On a unit of production basis, our lease operating expenses decreased 10%, or $0.64 per BOE from the second quarter of 2018. The increase in total costs reflects the additional operating costs incurred by additional production in the third quarter of 2018, which in-turn was the result of operating a second drilling rig during the quarter and highly-productive new wells, thus lowering lease operating costs relatively on a per BOE basis quarter-to-quarter.
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
Our production and ad valorem tax expense increased $1.7 million, or 109%, in the three months ended September 30, 2018, to $3.2 million from $1.5 million in the comparable period in 2017. On a nine-month comparative basis, these expenses increased $4.4 million, or 123%, from $3.7 million in 2017 to $8.1 million in 2018. On a unit-of-production basis, production and ad valorem tax expense increased 28%, or $0.61 per BOE, from $2.19 per BOE in the three months ended September 30, 2017 to $2.80 per BOE in the three months ended September 30, 2018. On a nine-month comparative basis, these expenses increased 32%, or $0.69 per BOE, from $2.16 per BOE in 2017 to $2.85 per BOE in 2018. These increases are attributable to increases in valuations of our producing assets as well as higher commodity prices received for our production.
Compared to the second quarter of 2018, production and ad valorem taxes for the three months ended September 30, 2018 increased $0.6 million, or 27%. On a unit of production basis, our production and ad valorem taxes decreased 12%, or $0.37 per BOE, from the second quarter of 2018.

Depreciation, Depletion and Amortization
The table below provides detail of our DD&A expense for the three and nine months ended September 30, 2018 and 2017.

In thousands	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
		(Restated)			(Restated)
DD&A of proved oil and gas properties	$23,552	$16,259	45%	$59,112	$41,339	43%
Depreciation of other property and equipment	178	233	(24)%	693	568	22%
Accretion of asset retirement obligations	45	38	18%	132	96	38%
Total DD&A	$23,775	$16,530	44%	$59,937	$42,003	43%
Capitalized costs attributed to our proved properties are subject to depreciation and depletion calculated using the unit-of-production method. For leasehold acquisition costs and the cost to acquire proved properties, the reserve base used to calculate depreciation and depletion is the sum of proved developed reserves and proved undeveloped reserves. For well costs, the reserve base used to calculate depletion and depreciation is proved developed reserves only. Other property and equipment are carried at cost, and depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.
DD&A expense for the three months ended September 30, 2018 was $23.8 million, a 44% increase from $16.5 million in the comparable period in 2017. On a nine-month comparative basis, these expenses increased $17.9 million, or 43%, from $42.0 million in 2017 to $59.9 million in 2018. This increase is due to an increase in depletable costs associated with our reserve base arising from our Battlecat and Marquis acquisitions in June 2017, as well as continued development of our properties in the Eagle Ford. On a unit-of-production basis, DD&A decreased 12%, or $2.73 per BOE, from $23.45 per BOE for the three months ended September 30, 2017 to $20.72 per BOE for the three months ended September 30, 2018. On a nine-month comparative basis, these expenses decreased 16%, or $3.89 per BOE, from $24.84 per BOE in 2017 to $20.95 per BOE in 2018.
Compared to the second quarter of 2018, DD&A for the three months ended September 30, 2018 increased $3.0 million, or 14%. On a unit of production basis, DD&A increased 1%, or $0.26 per BOE, from the second quarter of 2018.
Impairment of Oil and Gas Properties
During the third quarter of 2018, we recorded an impairment charge of approximately $12.2 million relating to expiring leases in southern Brazos County included in unproved properties. During the second quarter of 2017, we recorded an impairment charge of approximately $27.1 million relating to our West Poplar property in Roosevelt County, Montana.
General and Administrative
G&A expense increased $2.1 million, or 76%, to $4.7 million in the three months ended September 30, 2018, from $2.6 million for the comparable period in 2017. On a nine-month comparative basis, these expenses increased $4.5 million, or 50%, from $8.9 million in 2017 to $13.4 million in 2018. These increases reflect higher stock-based compensation expense for the 2018 periods (discussed below). On a unit-of-production basis, G&A expense increased 8%, or $0.31 per BOE, from $3.75 per BOE in the three months ended September 30, 2017 to $4.06 per BOE in the three months ended September 30, 2018. On a nine-month comparative basis, these expenses decreased 11%, or $0.60 per BOE, from $5.28 per BOE in 2017 to $4.68 per BOE in 2018.
Compared to the second quarter of 2018, G&A expense for the three months ended September 30, 2018 decreased $0.6 million, or 11%. On a unit of production basis, G&A decreased 22%, or $1.17 per BOE, from the second quarter of 2018. This decrease was primarily due to lower employee compensation costs and professional fees in the current quarter.
Stock-based compensation included in G&A was $2.3 million for the three months ended September 30, 2018, versus $0.3 million for the three months ended September 30, 2017. On a nine-month comparative basis, these expenses increased $2.7 million, from $1.0 million in 2017 to $3.7 million in 2018. This increase was due to higher valuations of the Company's unvested restricted stock units and stock appreciation rights as of September 30, 2018.

Interest Expense
The table below provides detail of the interest expense for our various long-term obligations for the three and nine months ended September 30, 2018 and 2017.

In thousands	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Interest expense on 8.75% Senior Notes	$—	$3,129	(100)%	$—	$9,809	(100)%
Interest expense on 11.25% Senior Notes	7,031	—	N/A	20,859	—	N/A
Interest expense on Second Lien Notes	—	—	N/A	—	2,016	(100)%
Interest expense on Credit Facility	1,895	1,831	3%	$4,296	3,535	22%
Other interest expense	253	71	256%	497	88	465%
Total cash interest expense (1)	$9,179	$5,031	82%	$25,652	$15,448	66%
Amortization of debt issuance costs and discounts	1,036	934	11%	3,119	4,368	(29)%
Total interest expense	$10,215	$5,965	71%	$28,771	$19,816	45%
Per BOE:
Total cash interest expense	$8.00	$7.14	12%	$8.96	$9.14	(2)%
Total interest expense	8.90	8.46	5%	10.05	11.72	(14)%
(1) Cash interest is presented on an accrual basis.
Our total interest expense in the three months ended September 30, 2018 was $10.2 million, a 71% increase from $6.0 million in the comparable period in 2017. On a nine-month comparative basis, these expenses increased $9.0 million, or 45%, from $19.8 million in 2017 to $28.8 million in 2018. These increases are primarily due to a combination of higher stated interest rates and principal on the new 11.25% Senior Notes (as defined below) versus the 8.75% Senior Notes (as defined below) that were retired in January 2018, as well as higher floating rates on our Credit Line (as defined below), offset by lower non-cash interest expense in 2018.
On a unit-of-production basis, total interest expense increased by 5%, or $0.44 per BOE, from $8.46 per BOE in the three months ended September 30, 2017 to $8.90 per BOE in the three months ended September 30, 2018. On a nine-month comparative basis, these expenses decreased 14%, or $1.67 per BOE, from $11.72 per BOE in 2017 to $10.05 per BOE in 2018.
Income Taxes
The Tax Cuts and Jobs Act (the “Act”) was passed in December 2017, which significantly changes U.S. corporate income tax laws generally taking effect in 2018. We included the impacts of the Act in the fourth quarter 2017 consolidated financial statements. We will continue to examine the impact of this legislation and future regulations. The tax provision for the three and nine months ended September 30, 2018 reflects the law changes noted above, including the new corporate tax rate of 21%.

The following table provides further detail of our income tax expense for the three and nine months ended September 30, 2018 and 2017.

In thousands, except per-BOE amounts and tax rates	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(Restated)		(Restated)
Current income tax (expense) benefit	$(432)	$89	$(652)	$(262)
Deferred income tax benefit	714	4,867	7,145	16,116
Total income tax benefit	$282	$4,956	$6,493	$15,854
Average income tax benefit per BOE	$0.25	$7.03	$2.27	$9.38
Effective tax rate	1.4%	41.0%	10.1%	36.4%
Total net deferred tax asset	$2,380
Total net deferred tax liability		$17,844
The Company's deferred tax assets exceeded its deferred tax liabilities at June 30, 2018; as a result, the Company established a valuation allowance against most of the deferred tax assets starting during the second quarter of 2018. With the exception of a $2.4 million deferred tax asset retained for existing refundable AMT credit carryovers, the Company retained a valuation allowance of $6.1 million at September 30, 2018 due to uncertainties regarding the future realization of its deferred tax assets. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits is determined to be more likely than not.
Income tax benefit decreased $4.7 million and $9.4 million between the comparable three and nine-month periods, respectively, primarily due to a lower effective tax rate for the three and nine months ended September 30, 2018. The decrease in the effective tax rate is primarily due to the impact of the Act law changes that were effective January 1, 2018, as well as the impact of valuation allowances placed on deferred tax assets generated during the period.

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
At September 30, 2018, we had $4.5 million in cash and cash equivalents and approximately $64.5 million of additional availability under our Credit Facility. We believe that our existing cash and cash equivalents, cash expected to be generated from operations and the availability of borrowing under our Credit Facility will be sufficient to meet our liquidity requirements, anticipated capital expenditures and payments due under our existing credit facility and notes outstanding for at least the next 12 months.
The cash flows for the nine months ended September 30, 2018 and 2017 are presented below:

In thousands	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$55,820	$28,467
Investing activities	(129,084)	(177,529)
Financing activities	75,268	147,806
Net change in cash	$2,004	$(1,256)
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $27.4 million, from $28.5 million in the nine months ended September 30, 2017 to $55.8 million in the nine months ended September 30, 2018. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $24.5 million. This increase is primarily due to higher oil and natural gas production and higher commodity prices, partially offset by larger settlements on commodity derivatives. Changes in our operating assets and liabilities between the nine months ended September 30, 2017 and the nine months ended September 30, 2018 resulted in a net increase of approximately $2.9 million in net cash provided by operating activities for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $48.4 million, from $177.5 million in the nine months ended September 30, 2017 to $129.1 million in the nine months ended September 30, 2018. This decrease is primarily due to the acquisitions of the Marquis and Battlecat properties during the second quarter of 2017, partially offset by higher drilling and development costs in 2018.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased $72.5 million, from $147.8 million provided during the nine months ended September 30, 2017 to $75.3 million provided in the nine months ended September 30, 2018. This decrease primarily results from the net proceeds of $77.8 million received from issuance of our preferred stock in 2017.
Debt
As of September 30, 2018, we had an aggregate of $377.6 million of indebtedness, including $124.0 million drawn on our Credit Facility, $250.0 million (less an unamortized discount of $4.8 million and debt issuance costs of $1.1 million) on our 11.25% Senior Notes and $9.5 million of other long-term notes.

Senior Secured Credit Facility
In July 2015, we entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, which has a maturity date of July 29, 2020). As of September 30, 2018, $124.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility was 6.3%. The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base.
We were in compliance with the terms of the Credit Facility as of September 30, 2018.
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
As a result of the the May 2018 redetermination, the borrowing base was increased from $160 million to $190 million. The next scheduled redetermination date is November 2018.
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

Capital Expenditures
We currently anticipate that our full-year 2018 capital budget, excluding acquisitions, will be approximately $130 million. This 2018 capital budget amount will almost entirely be dedicated to continued drilling and development of our Eagle Ford shale properties in South Texas. Lonestar has spent approximately $6.0 million on infrastructure and field-wide facilities, approximately $6.0 million on artificial lift and work-overs and approximately $5.0 million on leasehold acquisitions.
The table below summarizes our cash capital expenditures incurred for the nine months ended September 30, 2018:

In thousands	Nine months ended September 30, 2018
Acquisition of oil and gas properties	$4,762
Development of oil and gas properties	122,691
Purchases of other property and equipment	1,631
Total capital expenditures	$129,084
For the nine months ended September 30, 2018, our capital expenditures were funded with $55.8 million of cash flow from operations, with additional funds provided by borrowings on our Credit Facility. Our 2018 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital that we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated wells, our drilling results, other opportunities that may become available to us and our ability to obtain capital.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and judgments that can affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We analyze our estimates and judgments, including those related to oil, NGLs and natural gas revenues, oil and natural gas properties, impairment of long-lived assets, fair value of derivative instruments, asset and retirement obligations and income taxes, and we base our estimates and judgments on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from our estimates. The policies of particular importance to the portrayal of our financial position and results of operations and that require the application of significant judgment or estimates by our management are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K/A as reported and filed with the SEC on November 2, 2018 (our "2017 10-K/A").
As of September 30, 2018, with the exception of the adoption of ASC 606, there were no significant changes to any of our critical accounting policies and estimates.
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
These important factors include risks related to:

•	variations in the market demand for, and prices of, crude oil, NGLs and natural gas;

•	proved reserves or lack thereof;

•	estimates of crude oil, NGLs and natural gas data;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing to fund our operations;

•	borrowing capacity under our credit facility;

•	general economic and business conditions;

•	failure to realize expected value creation from property acquisitions;

•	uncertainties about our ability to find, develop or acquire additional oil and natural gas resources;

•	uncertainties with regard to our drilling schedules;

•	the expiration of leases on our undeveloped leasehold assets;

•	our dependence upon several significant customers for the sale of most of our crude oil, natural gas and NGL production;

•	counterparty credit risks;

•	competition within the crude oil and natural gas industry;

•	technology risks;

•	the concentration of our operations;

•	drilling results;

•	potential financial losses or earnings reductions from our commodity price risk management programs;

•	potential adoption of new governmental regulations;

•	our ability to satisfy future cash obligations and environmental costs; and

•	the other factors set forth under “Risk Factors” in Item 1A of Part I of our 2017 10-K/A.
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
The following table shows the fair value of our derivative contracts and the hypothetical result from a 10% change in commodity prices at September 30, 2018. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks could be mitigated by price changes in the underlying physical commodity (in thousands):

	Fair Value	Hypothetical Fair Value
		10% Increase in Commodity Price	10% Decrease in Commodity Price
Swaps	$(59,600)	$(98,965)	$(14,546)
Collars	(624)	(991)	(257)
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
Interest Rate Risk
As of September 30, 2018, we had $124.0 million outstanding under the Credit Facility, which is subject to floating market rates of interest. Borrowings under the Credit Facility bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increase in this interest rate can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at September 30, 2018, a 100-basis-point change in interest rates would change our annualized interest expense by approximately $1.3 million.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that, due to the material weakness described below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely discussions regarding required disclosure.
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
Subject to these remediation efforts, that were implemented after September 30, 2018, there have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Information with respect to the Company’s risk factors has been incorporated by reference to Item 1A of the 2017 Form 10-K/A, which was filed on November 2, 2018. There have been no material changes to our risk factors affecting the Company since the filing of our 2017 Form 10-K/A.
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

LONESTAR RESOURCES US INC.

November 7, 2018	/s/ Frank D. Bracken, III
Frank D. Bracken, III Chief Executive Officer

November 7, 2018	/s/ Jason N. Werth
Jason N. Werth Chief Accounting Officer