Form 10-K
period 2018-12-31
Lonestar Resources US Inc.
filed 2019-03-13
CIK 1661920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the registrant’s Class A voting common stock held by non-affiliates, based on the closing price of the registrant’s Class A voting common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $133.9 million.
The number of shares of the Registrant’s Class A voting common stock outstanding as of March 7, 2019 was 24,773,643.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the Registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
“IRS.” Internal Revenue Service.
“LIBO rate.” London Interbank Offered rate.
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

G-1

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
Some of the important factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under Part I, Item 1A. Risk Factors and in other sections of this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on our forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and, except as required by law, we undertake no duty to update or revise any forward-looking statement.
Certain terms used herein relating to the oil and gas industry are defined in Glossary of Certain Defined Terms included above.
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

PART I
Item 1. Business.
Overview
Lonestar is an independent oil and natural gas exploration and production company focused on the exploration, development and production of unconventional oil, natural gas liquids and natural gas in the Eagle Ford Shale (the "Eagle Ford") in South Texas.
We have accumulated approximately 78,193 gross (57,491 net) acres as of December 31, 2018. We operate in one industry segment, which is the exploration, development and production of oil, natural gas liquids ("NGLs") and natural gas. Our current operational activities and consolidated revenues are generated from markets exclusively in the United States, and, as of December 31, 2018, we had no long-lived assets located outside the United States.
Our primary operational focus is on our Eagle Ford position in eleven Texas counties, and our properties in the Eagle Ford are divided into three distinct regions: the Western Eagle Ford (comprised of Dimmit, La Salle and Frio Counties), Central Eagle Ford (comprised of Gonzales, Karnes, Fayette, Wilson, DeWitt and Lavaca Counties) and Eastern Eagle Ford (comprised of Brazos and Robertson Counties). As of December 31, 2018, we operated 85% of our Eagle Ford position and approximately 95% of our acreage was held by production, or HBP. Third-party engineers have identified 273 gross (204 net) horizontal drilling locations on our Eagle Ford acreage.
We currently plan to invest the majority of our 2019 capital budget in the horizontal development of our Eagle Ford properties and have allocated between $107 million and $130 million to drilling and completion activities to develop these assets. We have historically grown our Eagle Ford leasehold position through organic leasing activities, farm-ins, acquisitions, and other structures. We believe our management team’s extensive experience and our reputation as an operator in the basin provide us with relationships and contacts that could serve as a platform for expanded opportunities to grow our acreage footprint.
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
The following table presents summary data for each of our primary project areas as of December 31, 2018:

	Gross Acreage	Net Acreage	Average Working Interest	Identified Drilling Locations (1)(2)		Producing Wells		Average Daily Production BOE/d	Capex 2019	Planned Wells (Net) (3) 2019
				Gross	Net	Gross	Net
Eagle Ford
Western	16,028	14,340	89%	49	45	65	63	5,773	35%	6.9
Central	50,394	35,830	71%	193	139	193	151	5,024	61%	11.2
Eastern	11,771	7,321	62%	31	20	26	17	358	4%	0.5
Total	78,193	57,491	74%	273	204	284	231	11,155	100%	18.6

(1)
Potential drilling locations are identified based on analysis of relevant geologic and engineering data. Our total identified drilling locations include 177 gross (143 net) locations that were associated with proved undeveloped reserves, or PUDs, as of December 31, 2018. The remaining drilling locations were not associated with proved reserves as of December 31, 2018, however, based on our analysis of our drilling results, the drilling results of offset operators and applicable geologic and engineering data, we believe these locations are prospective for development.

(2)
The drilling locations on which we actually drill will depend on the availability of capital, regulatory approval, commodity prices, costs, actual drilling results and other factors. Any drilling activities we are able to conduct on these identified locations may not be successful and may not result in our adding additional proved reserves to our existing reserves. See Risk Factors. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill such locations.

(3)	Planned Wells (Net) represents our optimal planned drilling results based on our currently budgeted capital expenditures.

The following table presents the number of productive oil and gas wells attributable to the Company’s project areas as of December 31, 2018:

	Oil Producing Wells		Gas Producing Wells		Total Producing Wells
	Gross	Net	Gross	Net	Gross	Net
Eagle Ford
Western	57	57	8	6	65	63
Central	193	151	—	—	193	151
Eastern	26	17	—	—	26	17
Total	276	225	8	6	284	231
Our Properties
Our Eagle Ford area net production for the year ended December 31, 2018 was 11,155 BOE/d, comprised of 6,805 Bbls/d of oil, 2,239 Bbls/d of NGLs and 12,665 Mcf/d of natural gas, from 284 gross (231 net) producing wells.
In June 2017, we significantly expanded our operations in the Central Eagle Ford by acquiring oil and gas properties in Karnes, Gonzales, Lavaca and Fayette Counties, Texas in two separate transactions totaling $109.8 million. The acquisitions included approximately 30,219 gross acres (21,238 net acres), and at the time we completed the acquisitions, our net acreage increased by 59% to approximately 57,172 net acres.
In November 2018, we acquired additional oil and gas properties in the Central Eagle Ford in DeWitt County for $38.7 million, before closing adjustments, from Sabine Oil & Gas Corporation and Alerion Gas AXA, LLC. The acquisition, which is 95% operated, included approximately 3,071 gross acres (2,693 net acres) and approximately 800 BOE/d of production from 20 producing wells on the date of the acquisition.
As of December 31, 2018, according to our reserve report, our Eagle Ford properties had proved reserves of 93.4 MMBOE, of which 79% was crude oil and NGLs and 29% was proved developed producing, or PDP. The Standardized Measure of our proved reserves as of December 31, 2018 was $980.1 million, and the PV-10(1) of our proved reserves as of December 31, 2018 was $1,139.5 million using SEC pricing, and 41% of such PV-10 was PDP. See Oil and Natural Gas Data below for more information.
Third-party engineers have identified 273 gross (204 net) horizontal drilling locations on our acreage, of which 62% are expected to be drilled using lateral lengths of or greater than 7,000 feet and 88% are expected to be drilled using lateral lengths of, or greater than, 5,000 feet.
Western Eagle Ford. As of December 31, 2018, our Western Eagle Ford region was comprised of 16,028 gross (14,340 net) acres in Dimmit, La Salle and Frio Counties. As of December 31, 2018, we operated 100% of this acreage, and approximately 95% of this net acreage was HBP. We plan on allocating 35% of our 2019 capital budget to our Western Eagle Ford acreage.
Central Eagle Ford. Our Central Eagle Ford region, as of December 31, 2018, was comprised of 50,394 gross (35,830 net) acres in Gonzales, Karnes, Fayette and Wilson Counties. As of December 31, 2018, we operated 82% of this acreage, and approximately 97% of this net acreage was HBP. We plan on allocating 61% of our 2019 capital budget to this area.
Eastern Eagle Ford. Our Eastern Eagle Ford region, as of December 31, 2018, was comprised of 11,771 gross (7,321 net) acres in Brazos and Robertson Counties. Approximately 86% of this net acreage was HBP, and as of December 31, 2018, we operated 64% of this acreage. We plan on allocating 4% of our 2019 capital budget to our Eastern Eagle Ford acreage.
(1) PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows using the unweighted arithmetic average of the first-day-of-the-month price for each of the preceding twelve months. PV-10 differs from the Standardized Measure because it does not include the effect of future income taxes. See Oil and Natural Gas Data—PV-10 below for more information and a reconciliation of PV-10 to our Standardized Measure.

Business Strategies
Our primary business objective is to increase reserves, production and cash flows at attractive rates of return on invested capital. We are focused on exploiting long-lived, unconventional oil, NGLs and natural gas reserves from the Eagle Ford Shale in South Texas. Key elements of our business strategy include:

•
Develop our Eagle Ford leasehold positions. We intend to continue developing our acreage position to maximize the value of our resource potential and generate returns for our stockholders through continuing to utilize best-in-class drilling and completion techniques at the lowest possible costs. Through the conversion of our resource base to developed reserves, we will seek to increase our production and cash flow, thereby increasing the value of our reserves. As of December 31, 2018, we were producing from 284 gross (231 net) Eagle Ford wells and we intend to deploy all our capital budget for 2019 on the development of our Eagle Ford acreage.

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

•
Maintain operational control over our drilling and completion operations. We operate 85% of the Eagle Ford wells in which we have a working interest and intend to maintain a high degree of operational control over substantially all of our producing locations. We believe that continuing to exercise a high degree of control over our acreage position will provide us with flexibility to manage our drilling program and optimize our returns and profitability.

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

•
Geographic focus in one of North America’s leading unconventional oil plays. We have assembled a leasehold position of 57,491 net acres in the Eagle Ford as of December 31, 2018. We believe this unconventional oil and natural gas formation has one of the higher rates of return among such formations in North America. In addition to leveraging our technical expertise in our project areas, our geographically-concentrated acreage position allows us to establish economies of scale with respect to drilling, production, operating and administrative costs. Based on our drilling and production results and well-established offset operator activity in and around our project areas, we believe there are relatively low geologic risks and ample repeatable drilling opportunities across our core operating areas in the Eagle Ford where we have devoted all of our 2019 drilling capital budget.

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

•
Demonstrated ability to increase acreage position and drive growth of oil production and reserves. We have increased our Eagle Ford net acreage by over fifteen times, from 3,710 net acres in 2011 to 57,491 net acres as of December 31, 2018. We placed 21 gross (18.3 net) and 12 gross (11.3 net) Eagle Ford wells onstream during 2018 and 2017, respectively. We had a total of 284 gross (231 net) producing wells in the Eagle Ford, as of December 31, 2018. Our average total production for 2018 was 11,155 BOE/d, of which 100% was from the Eagle Ford. Between December 31, 2017 and December 31, 2018, our total proved reserves increased by approximately 19.8 MMBOE, from 73.6 MMBOE to 93.4 MMBOE. Our proved developed reserves increased by approximately 8.6 MMBOE, from 18.3 MMBOE to 26.9 MMBOE. Our five-year average reserve replacement ratio is approximately 716%, which we believe demonstrates our ability to grow reserves year over year. We believe the location and concentration of our project areas within the Eagle Ford provide us an opportunity to continue to increase production, lower costs and further delineate our proved reserves.

•
Demonstrated ability to adapt and employ leading drilling and completion techniques. We are focused on enhancing our drilling, completion and production techniques to maximize recovery of hydrocarbons. Industry techniques, with respect to drilling and completion, have significantly evolved over the past several years, resulting in increased initial production rates and recoverable hydrocarbons per well through the implementation of longer laterals and more tightly-spaced fracture stimulation stages. We continuously evaluate industry results and methods and monitor the results of other operators to improve our operating practices, and we expect that our drilling and completion techniques will continue to improve and evolve. We have demonstrated a track record of innovation and operational improvement in the past through our partnership with Schlumberger, the Geo-Engineered Completion Alliance (“GECA”). This Alliance utilized a variety of technologies intended to focus our wells in precise, optimal intervals of the Eagle Ford and utilize analysis of advanced logs run through the laterals to assist in the design of non-geometric fracture stimulation stages, which in combination with diverters, were intended to stimulate a greater percentage of the lateral on a cost-effective basis. We continue to use these technologies which can be provided by several energy service companies.

•
Multi-year drilling inventory in existing and emerging resource plays. Third-party engineers have identified 273 gross (204 net) horizontal drilling locations on our Eagle Ford acreage. As of December 31, 2018, these identified drilling locations included 177 gross (143 net) locations to which we have assigned proved undeveloped reserves. We believe our acreage is prospective for additional locations and plan to continue evaluating this acreage and monitoring industry activity in order to maximize our efficiency in developing this acreage. Furthermore, we are evaluating our acreage to identify and develop additional locations across our portfolio as we evaluate down-spacing in the Eagle Ford and accessing other stratigraphic horizons that lie above and below the Eagle Ford, such as the Austin Chalk, Buda, Georgetown, Woodbine and Wilcox formations. We believe our multi-year drilling inventory and exploration portfolio will help provide near-term growth in our production and reserves and highlight the long-term resource potential across our asset base.

•
Oil-weighted reserves and production. Our net proved reserves at December 31, 2018 were comprised of approximately 57% crude oil, and our net average daily production for the year ended December 31, 2018 and 2017 was comprised of 61% oil and 67% crude oil, respectively. Given the current commodity price environment and resulting disparity between oil and natural gas prices on a per-BOE basis, we believe our high percentage of oil reserves, compared to our overall reserve base, is a key strength.

•
Low field operating expenses. Even in light of low oil prices, we expect to generate sufficient cash margins on the operation of our Eagle Ford acreage due to our low cash operating costs. For the year ended December 31, 2018, our total field operating expenses (including lease operating and gas gathering expenses of $6.39 per BOE, and production and ad valorem taxes of $2.71 per BOE) totaled $9.10 per BOE in our project areas.

•
Hedging position. As of December 31, 2018, we had in place hedges covering approximately 6,000 Bbls/d for 2019 at an average price of approximately $53.88 per Bbl. We believe that these hedges help insulate us from oil price volatility. In addition, we have in place additional hedges for 2020. Our 2020 oil derivative contracts currently consist of 2,680 Bbls/d at $56.97 per Bbl. Additionally, we have also entered into contracts to hedge our 2019 natural gas production, covering 15,000 MMBtu/d at a weighted average price of $3.78 per MMBtu for the first quarter of 2019 and 15,000 MMBtu/d at a weighted average price of $2.87 per MMBtu for the fourth quarter of 2019.

Oil and Natural Gas Data
Estimated Proved Reserves
The following table presents estimated net proved oil, NGLs and natural gas reserves attributable to our properties and the Standardized Measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2018 and 2017. We employ a technical staff of engineers and geoscientists that perform technical analysis of each producing well and undeveloped location. The staff uses industry-accepted practices to estimate, with reasonable certainty, the economically producible oil and gas reserves. The practices for estimating hydrocarbons-in-place include, but are not limited to, mapping, seismic interpretation, core analysis, log analysis, mechanical properties of formations, thermal maturity, well testing and flowing bottom-hole pressure analysis. We employ an independent petroleum engineer to estimate 100% of our proved reserves. The data below is based on our reserve report prepared by W.D. Von Gonten & Co. The Standardized Measure and PV-10 amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	As of December 31,
	2018	2017
Estimated Proved Reserves(1)
Oil (MBbls)	53,499	50,701
NGLs (MBbls)	19,869	10,875
Natural Gas (MMcf)	120,165	71,874
Total Estimated Proved Reserves (MBOE)(2)	93,396	73,555
Estimated Proved Developed Reserves
Oil (MBbls)	15,459	12,657
NGLs (MBbls)	5,721	2,846
Natural Gas (MMcf)	34,388	17,034
Total Estimated Proved Developed Reserves (MBOE)(2)	26,912	18,342
Estimated Proved Undeveloped Reserves
Oil (MBbls)	38,040	38,044
NGLs (MBbls)	14,147	8,029
Natural Gas (MMcf)	85,777	54,840
Total Estimated Proved Undeveloped Reserves (MBOE)(2)	66,484	55,213
Standardized Measure (millions)(3)	$980.1	$479.6
PV-10 (millions)(4)	$1,139.5	$538.3
Oil and Gas Prices Used(1) :
Oil — NYMEX-WTI per Bbl	$65.56	$51.34
Natural Gas — NYMEX-Henry Hub per MMBtu	3.10	2.98

(1)
Our estimated net proved reserves and related Standardized Measure were determined using index prices for crude oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of our properties. The prices are based on the average prices during the 12-month period prior to the ending date of the period covered, determined as the unweighted arithmetic average of the prices in effect on the first day of the month for each month within such period, unless prices were defined by contractual arrangements, before they are adjusted, by lease, for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price realized at the wellhead. NGL pricing used was approximately 40% of corresponding crude oil prices.

(2)
One BOE is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an industry-standard approximate energy equivalency. This is a physical correlation and does not reflect a value or price relationship between the commodities.

(3)	Standardized Measure is calculated in accordance with Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities — Oil and Gas.

(4)
PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows and using the unweighted arithmetic average of the first-day-of-the-month price for each of the preceding twelve months (or constantly flat using the base commodity prices given for the flat pricing case). PV-10 differs from the Standardized Measure because it does not include the effect of future income taxes. See below for a reconciliation of Standardized Measure to our PV-10.

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
The following table provides a reconciliation of the Standardized Measure to PV-10:

	December 31,
In millions	2018	2017
Standardized measure of discounted future net cash flows	$980.1	$479.6
Discounted estimated future income taxes	159.4	58.7
PV-10	$1,139.5	$538.3
Reconciliation of Proved Reserves
Our proved developed oil and natural gas reserves increased from 18.3 MMBOE at December 31, 2017, to 26.9 MMBOE at December 31, 2018, primarily due to the conversion of proved undeveloped to proved developed through our drilling program, which brought 21 gross wells online during 2018 and added 6.3 MMBOE of proved reserves. We also added 2.5 MMBOE from the Sooner Acquisition, which closed in November 2018 and added 20 producing wells. Our proved developed oil and natural gas reserves experienced revisions of 1.4 MMBOE primarily due to an increase in SEC pricing.

Proved Developed Reserves (MBOE)
As of December 31, 2017	18,342
Extensions and discoveries	2,379
Purchases of minerals in place	2,527
Revisions of prior estimates	1,424
Production	(4,072)
Conversion of proved undeveloped to proved developed	6,312
As of December 31, 2018	26,912

Development of Proved Undeveloped Reserves
At December 31, 2018, our proved undeveloped reserves were approximately 66.5 MMBOE, an increase of approximately 11.3 MMBOE over our December 31, 2017 estimated proved undeveloped reserves of approximately 55.2 MMBOE. In 2018, we added proved undeveloped reserves of 5.9 MMBOE as a result of drilling and completion activities and 8.7 MMBOE as a result of the Sooner Acquisition. During 2018, approximately 6.3 MMBOE of proved undeveloped reserves, as of December 31, 2017, were converted to proved developed reserves as a result of drilling and completion activities during the year, and 3.0 MMBOE of reserves were added to our proved undeveloped reserves as a result of revisions in estimates from 2017. Revisions of previous estimates were added primarily due the increase in SEC pricing.
All PUD drilling locations are scheduled to be drilled prior to the end of 2023. The timing of our development schedule correlates with the projected increase in our production and the anticipated resulting free cash flow over the next five years.

Proved Undeveloped Reserves (MBOE)
As of December 31, 2017	55,213
Extensions and Discoveries	5,880
Purchases of minerals in place	8,749
Sales of minerals in place	—
Revisions of prior estimates	2,954
Conversion of proved undeveloped to proved developed	(6,312)
As of December 31, 2018	66,484
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

To establish reasonable certainty with respect to our estimated proved reserves, our independent reserve engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our reserves include electrical logs, radioactivity logs, core analysis, geologic maps and available downhole and production data, seismic data and well-test data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves or other performance relationships. Reserves attributable to producing wells with limited production history and undeveloped locations were estimated using performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. These wells were considered to be analogous based on production performance from the same formation and completion using similar techniques.
Internal Controls Over Reserves Estimation Process
Our estimated reserves at December 31, 2018 and 2017 were prepared by W.D. Von Gonten & Co., independent reserve engineers. We expect to continue to have our reserve estimates prepared annually by our independent reserve engineers. Our internal professional staff works closely with W.D. Von Gonten & Co. to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. All of the production, expense and well-ownership information, maintained in our reserve engineering database, is provided to our independent engineers. In addition, we provide such engineers other pertinent data, such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures, pricing differentials and relevant economic criteria, including lease operating statements. We make all requested information, as well as our pertinent personnel, available to our independent engineers in connection with their evaluation of our reserves. Year-end reserve estimates are reviewed by our Vice President-Reservoir Engineering, our Chief Executive Officer and other senior management, and revisions are communicated to our board of directors.

Oil and Natural Gas Production Prices and Costs
Production, Revenues and Price History
The following table sets forth information regarding net production of oil, NGLs and natural gas and certain price and cost information attributable to our properties, for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Production
Oil (Bbls/day):
Western	2,290	1,873
Central	4,300	2,104
Eastern	215	351
Total Eagle Ford	6,805	4,328
NGLs (Bbls/day)
Western	1,745	739
Central	415	166
Eastern	79	164
Total Eagle Ford	2,239	1,069
Natural Gas (Mcf/day)
Western	10,430	5,046
Central	1,860	749
Eastern	375	793
Total Eagle Ford	12,665	6,588
Average daily production (BOE/d)	11,155	6,495
Average realized prices
Oil ($/Bbl)	$67.53	$50.96
NGLs ($/Bbl)	22.60	18.48
Natural Gas ($/Mcf)	3.24	2.73
Operating expenses per BOE
Lease operating and gas gathering	$6.39	$7.34
Production and ad valorem taxes	2.71	2.33
Depreciation, depletion and amortization	20.53	24.03

Drilling Activity
The following table sets forth our operated and non-operated drilling activity for the years ended December 31, 2018 and 2017. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	Year ended December 31,
	2018		2017
	Gross	Net	Gross	Net
Development Wells:
Productive	18.0	15.3	12.0	11.3
Dry	—	—	—	—
Exploratory Wells:
Productive	3.0	3.0	—	—
Dry	—	—	—	—
Total Wells:
Productive	21.0	18.3	12.0	11.3
Dry	—	—	—	—
As of December 31, 2018, we were in process of drilling 3 gross (3.0 net) wells that are not included in the table above.
Acreage Data
The following table sets forth information relating to our leasehold acreage in the Eagle Ford. As of December 31, 2018, approximately 86% of our net Eagle Ford acreage was held by production.

	As of December 31, 2018
	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Western Region	5,200	4,839	10,828	9,501	16,028	14,340
Central Region	15,551	11,817	34,843	24,013	50,394	35,830
Eastern Region	1,393	776	10,378	6,545	11,771	7,321
Total Eagle Ford	22,144	17,432	56,049	40,059	78,193	57,491
As of December 31, 2018, we had leases across the Eagle Ford representing 1,023 net acres expiring in 2019, 638 net acres expiring in 2020 and 1,021 net acres expiring in 2021 and beyond. We anticipate that our current and future drilling plans, together with selected lease extensions, will address a significant portion of our leases expiring in the Eagle Ford in 2019.
Operations
General
We operate 85% of the Eagle Ford wells in which we have a working interest and intend to maintain a high degree of operational control over substantially all of our producing locations. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. Independent contractors, engaged by us, provide all of the equipment and personnel associated with these activities. We employ petroleum engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.
Marketing and Customers
For the year ended December 31, 2018, purchases by our largest five customers accounted for 27%, 16%, 15%, 15% and 11% of our total revenues.

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
Competition
We operate in a highly competitive environment for leasing and acquiring properties and in securing trained personnel. Our competitors include major and independent oil and natural gas companies that operate in our project areas. These competitors include, but are not limited to, Chesapeake Energy Corporation, EP Energy Corporation, EOG Resources, Inc., Carrizo Oil & Gas, Inc., Marathon Oil Corporation, Sanchez Energy Corporation, SilverBow Resources, Inc. and Stonegate Production Company. Many of our competitors have substantially greater financial, technical and personnel resources than we do, which can be particularly important in the areas in which we operate. As a result, our competitors may be able to pay more for productive crude oil and natural gas properties and exploratory prospects, as well as evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional properties and to find and develop reserves will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. We are also affected by the competition for and the availability of equipment, including drilling rigs and completion equipment. We are unable to predict when, or if, shortages of such equipment may occur or how they would affect our development and exploitation programs.
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
FERC has also established cost-of-service rate-making, market-based rates and settlement rates as alternatives to the indexing approach. A pipeline may file rates based on its cost of service if there is a substantial divergence between its actual costs of providing service and the rate resulting from application of the index. A pipeline may charge market-based rates if it establishes that it lacks significant market power in the affected markets. Further, a pipeline may establish rates through settlement with all current non-affiliated shippers.
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

Regulation of Environmental and Occupational Safety and Health Matters
Our exploration, development, production and processing operations are subject to various federal, state and local laws and regulations relating to health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations may, among other things: require the acquisition of permits to conduct exploration, drilling and production operations; govern the amounts and types of substances that may be released into the environment in connection with oil and natural gas drilling and production; restrict the way we handle or dispose of our wastes; limit or prohibit construction or drilling activities in sensitive areas, such as wetlands, wilderness areas, or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions caused by our operations or attributable to former operations; and impose obligations to reclaim and abandon well sites and pits. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas.
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
Potentially responsible parties under CERCLA include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “potentially responsible parties” may be subject to strict, joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.
We also generate solid and hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. The RCRA imposes requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of our operations we generate petroleum hydrocarbon wastes and ordinary industrial wastes that may be regulated as hazardous wastes. The RCRA regulations specifically exclude from the definition of hazardous waste drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil, natural gas or geothermal energy. Following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, the EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016. Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. If the EPA proposes a rulemaking for revised oil and gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our costs and drilling operations to manage and dispose of generated wastes and a corresponding decrease in their drilling operations, which developments could have a material adverse effect on our business. In addition, Legislation has been proposed in Congress from time to time that would reclassify certain natural gas and oil exploration and production wastes as “hazardous wastes,” which would make the reclassified wastes subject to much more stringent handling, disposal and cleanup requirements. No such effort has been successful to date.
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
In May 2015, the EPA issued final rules attempting to clarify the federal jurisdictional reach over waters of the United States but this rule was stayed nationwide by the U.S. Sixth Circuit Court of Appeals as that appellate court and several other district courts ponder lawsuits opposing implementation of the rule. In January 2017, the U.S. Supreme Court accepted review of the rule to determine whether jurisdiction rests with the federal district or appellate courts. On March 6, 2017, the U.S. Department of Justice filed a motion with the U.S. Supreme Court requesting the Court to stay the suit regarding which courts should hear challenges to this rule. In November 2017, the EPA and the Army Corps of Engineers issued a notice to rescind the Clean Water Rule and re-codify the regulatory text that existed prior to 2015 defining “water of the United States.” On January 22, 2018, the U.S. Supreme Court unanimously held that challenges to the 2015 rules could only be raised in federal district courts and remanded the case back to U.S. District Courts. The EPA and the Army Corps of Engineers then issued a stay of the rule’s effective date until February 6, 2020 and the U.S. District Court for North Dakota, issued a stay that remains in effect. In December 2018, the EPA and the Army Corps of Engineers proposed changes to the rule that would provide discrete categories of jurisdictional waters and tests for determining whether a particular waterbody meets any of those classifications. Several groups have already announced their intentions to challenge the proposed replacement rule. Litigation is ongoing challenging the actions of the EPA and the Army Corps of Engineers and at this time, it is unclear what impact these actions will have on the implementation of the rules. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as other enforcement mechanisms for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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
In June 2016, the EPA published final rules establishing new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The EPA’s final rules include the NSPS at Subpart OOOOa to limit methane emissions from equipment and processes across the oil and natural gas source category. The rules also extend limitations on VOC emissions to sources that were unregulated under the previous NSPS at Subpart OOOO. Affected methane and VOC sources include hydraulically fractured (or re-fractured) oil and natural gas well completions, fugitive emissions from well sites and compressors, and pneumatic pumps. Several states and industry groups have filed suit before the D.C. Circuit challenging EPA’s implementation of the methane rule and legal authority to issue the methane rules. On June 12, 2017, EPA proposed a two year stay of the fugitive emissions, pneumatic pump and professional engineer certification requirements in the methane rule while the agency reconsiders the rule. In September 2018, the EPA proposed further amendments that would reduce the 2016 Subpart OOOOa standards’ fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. Various industry and environmental groups have separately challenged both the original 2016 Subpart OOOOa standards and the EPA’s attempts to delay the implementation of the rule. In May 2016, the EPA also announced its intention to impose methane emission standards for existing sources, and in February 2018, new standards for methane emission from oil and gas wells were proposed by the Trump Administration, currently subject to a 60-day comment period. The EPA also finalized separate rules under the CAA in June 2016 regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities (such as tank batteries and compressor stations), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. In addition, in October 2015, the EPA issued a final rule under the CAA, lowering the NAAQS for ground-level ozone from the current standard of 75 ppb for the current 8-hour primary and secondary ozone standards to 70 ppb for both standards. The final rule became effective on December 28, 2015 and was challenged in courts. The D.C. Circuit struck down parts of the rule in February 2018. In April 2018 and July 2018, the EPA issued area designations for all areas not addressed in the previous rule. States with moderate or high nonattainment areas must submit state implementation plans to EPA by October 2021. States are expected to implement more stringent permitting and pollution control requirements as a result of the final rule, which could apply to our operations.
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
ESA and Migratory Birds
The federal Endangered Species Act, as amended (“ESA”), restricts activities that may affect endangered and threatened species or their habitats. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of more than 250 species as endangered or threatened under the ESA by no later than completion of the Agency’s 2017 fiscal year. The U.S. Fish and Wildlife Service did not meet that deadline, but continues to consider the listing of additional species under the ESA. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. While some of our facilities may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in substantial compliance with the ESA and the Migratory Bird Treaty Act. However, the designation of previously unidentified endangered or threatened species or habitats in areas where our operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could have a material adverse impact on the value of our leases.
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
We have not experienced any material adverse effect from compliance with environmental requirements; however, there is no assurance that this will continue. We did not have any material capital or other nonrecurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2018, nor do we anticipate that such expenditures will be material in 2019.
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
Employees
As of December 31, 2018, we had 74 employees, including 10 engineers and geoscientists, 10 land professionals and 30 field operating personnel. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.
We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed.
Recent Events
Issuance of 11.25% Senior Notes
In January 2018, we issued $250.0 million of 11.250% senior notes due 2023 to U.S.-based institutional investors. The net proceeds of $244.4 million were used to fully retire the 8.750% Senior Notes due 2018, which included principal, interest and prepayment premium totaling approximately $162.0 million. The remaining net proceeds were used to reduce borrowings under our Credit Facility.

Sooner Acquisition
On November 15, 2018, we completed the acquisition of producing properties in the Sugarkane Field in DeWitt County, Texas, for $38.7 million, before closing adjustments, from Sabine Oil & Gas Corporation and Alerion Gas AXA, LLC (the “Sooner Acquisition”). The acquisition was financed with funds available from our Credit Facility, as well as cash from operations. The acquisition, which is 95% operated, included approximately 3,071 gross acres (2,693 net acres) and approximately 800 BOE/d of production from 20 producing wells on the date of the acquisition.
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
Further, oil, natural gas and NGL prices do not necessarily fluctuate in direct relationship to each other. Because approximately 57% of our estimated proved reserves as of December 31, 2018 were attributed to oil, our financial results are more sensitive to movements in oil prices.

As of December 31, 2018, we had in place hedges covering approximately 6,000 Bbls/d for 2019 at an average price of approximately $53.88 per Bbl. To the extent we are unhedged, we have significant exposure to adverse changes in the prices of oil and natural gas that could materially and adversely affect our business and results of operations.
WTI oil prices have declined from over $100 per Bbl in September 2014 to $45.41 per Bbl at December 31, 2018. Such a decline in oil price, if sustained, will have a material impact on our annual revenues and has caused us to take actions to reduce the costs of drilling and our operations.
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
The oil and natural gas industry is capital intensive. We currently make, and expect to continue to make, substantial capital expenditures for the acquisition, development and exploration of oil, natural gas and NGL reserves. We currently expect to allocate between $107 million and $130 million under our 2019 capital program to drilling and completing approximately 17-20 gross wells across our properties in the Eagle Ford.
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
The Credit Facility limits the amounts we can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine semiannually on May 1 and November 1 of each year. The borrowing base depends on, among other things, our lenders’ evaluation of our oil and natural gas reserves. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the Credit Facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. Effective November 15, 2018, we received notification that the borrowing base for the Credit Facility was $275 million, which represents the November 2018 redetermination. Our next scheduled borrowing base redetermination is scheduled for May 1, 2019. Borrowing availability was $91.5 million as of December 31, 2018, which reflects $0.5 million of letters of credit outstanding.
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
At December 31, 2018, approximately 71% of our total estimated proved reserves were classified as proved undeveloped reserves. Recovery of undeveloped reserves requires successful drilling and incurrence of significant capital expenditures. Our approximately 66.5 MMBOE of estimated proved undeveloped reserves will require an estimated $896.1 million of development capital over the next five years. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could require us to reclassify our proved undeveloped reserves as unproved reserves.
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
Our producing properties are located in the Eagle Ford Shale of South Texas, making us vulnerable to risks associated with operating in one geographic area.
All of our production during the year ended December 31, 2018 was derived from our properties in the Eagle Ford Shale region of South Texas. As a result of this geographic concentration, we may be disproportionately exposed to the effect of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of crude oil or natural gas. Additionally, we may be exposed to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in many or all of our wells within the Eagle Ford.
Approximately 71% of our net Eagle Ford Shale leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases and result in a material adverse effect on our crude oil, natural gas and NGLs reserves and future production and, therefore, our future cash flow and income.
As of December 31, 2018, approximately 71% of our net Eagle Ford leasehold acreage is undeveloped, or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil, natural gas and NGLs regardless of whether such acreage contains proved reserves. Unless production is established on the undeveloped acreage covered by our leases, such leases will expire. Our future crude oil, natural gas and NGLs reserves and production and, therefore, our future cash flow and income, are highly dependent on successfully developing our undeveloped leasehold acreage and holding on to such leases.

Certain of our undeveloped leasehold assets are subject to leases that will expire over the next several years unless production is established on units containing the acreage or we timely exercise our contractual rights to extend the terms of such leases by continuous operations or the payment of lease extension payments or delay rentals.
Leases on oil and natural gas properties typically have a primary term of three to five years, after which they expire unless, prior to expiration, a well is drilled and production of hydrocarbons in paying quantities is established, applicable lease extension payments or delay rentals are made, or such lease is otherwise maintained pursuant to any applicable continuous operations provision. If our leases or term assignments on our undeveloped properties expire and we are unable to renew the leases, we will lose our right to develop the related properties. The primary term of the leases for 1,023 net acres that is not currently held by production will expire at the end of 2019 if such leases are not extended. Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and productions costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals. If commodity prices remain low, we may be required to delay our drilling plans and, as a result, may lose our right to develop the related properties.
Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate and any significant inaccuracies in these reserve estimates or underlying assumptions could materially affect the actual quantities and present value of such reserves.
There are uncertainties inherent in estimating crude oil and natural gas reserves and their estimated value, including many factors beyond our control. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner and is based on assumptions that may vary considerably from actual results. Reservoir engineering also requires economic assumptions about matters such as crude oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Accordingly, actual production, crude oil and natural gas prices, revenues, taxes, operating expenses, expenditures and quantities of recoverable crude oil and natural gas reserves will likely vary, possibly materially, from estimates. Any significant variance in our estimates or the accuracy of our assumptions could materially affect the estimated quantities and present value of reserves.
We depend upon several significant customers for the sale of most of our crude oil, natural gas and NGL production. The loss of one or more of these customers could adversely affect our revenues in the short term.
For the year ended December 31, 2018, purchases by our largest five customers accounted for 84% of our total revenues. While we believe that we can procure substitute or additional customers to offset the loss of one or more of our current customers, there is no assurance that we would be successful in doing so on terms acceptable to us or at all. The loss of one or more of such customers could limit our access to suitable markets for the crude oil, natural gas and NGLs we produce. The availability of a ready market for any crude oil, natural gas and/or NGLs we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports of crude oil, the proximity and capacity of pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of crude oil and natural gas production and federal regulation of crude oil, natural gas and NGLs sold in interstate commerce. We cannot assure you that we will continue to have ready access to suitable markets for our future crude oil, natural gas and NGL production.
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
The discounted future net cash flows is not necessarily the same as the current market value of our estimated crude oil and natural gas reserves. The current requirements for crude oil and natural gas reserve estimation and disclosures require the estimated discounted future net cash flows from proved reserves to be based on the average of the sales price on the first day of each month in the applicable year, with costs determined as of the date of the estimate. Actual future net cash flows also will be affected by various factors, including:

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
Although we had net income from operations for the year ended December 31, 2018, we incurred a net loss from operations of approximately $35.4 million for the year ended December 31, 2017. Our development of, and participation in, an increasingly larger number of prospects has required, and will continue to require, substantial capital expenditures. The uncertainty and factors described throughout this Risk Factors section may impede our ability to economically find, develop and acquire oil and natural gas reserves. As a result, we may not be able to operate profitability and may not receive positive cash flows from operating activities in the future, which could adversely affect our business and the trading price of our Class A voting common stock.
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
Subsequent to December 31, 2018, our management identified a material weakness in the financial close process relating to calculation of basic and diluted earnings per share. As a result of this material weakness, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Accounting Officer, has concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2018.
As described in Part II, Item 9A of this Form 10-K, we are taking steps to remediate this material weakness. There can be no assurance that any measures we take will remediate the material weakness identified, nor can there be any assurance as to how quickly we will be able to remediate this material weakness.
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
In addition to the remediation measures we plan to take in response to our material weakness relating to earnings per share described in Part II, Item 9A of this Form 10-K, in order to establish effective disclosure controls and procedures and internal control over financial reporting, we will need to expend additional resources and provide additional management oversight. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, ultimately be effective in allowing us to achieve and maintain adequate internal controls.
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
The Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability, subject to satisfaction of certain conditions, to:

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
We intend to fund our capital expenditures in 2019 through cash flow from operations and from borrowings under the Credit Facility and, if necessary, through debt or equity financings. Our ability to make the necessary capital investment to maintain or expand our asset base and develop oil and natural gas reserves will be impaired if cash flow from operations is reduced and external sources of capital become limited or unavailable. If we incur additional debt for these or other purposes, the related risks that we now face could intensify and we could face additional risks. Our level of debt could adversely affect our business and results of operations in several important ways, including the following:

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
At the U.S. federal level, the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities. Also, in May 2014, the EPA issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act. To date, no other action has been taken. Further, the EPA finalized regulations under the CWA in June 2016 that prohibit wastewater discharges from hydraulic fracturing and certain other natural gas operations to publicly owned wastewater treatment plants. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources "under some circumstances," noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands (which was challenged in a U.S. federal trial court, resulting in a decision in June 2016 against the rule, an appeal of that decision, and a U.S. federal appeals court ruling in September 2017 dismissing the appeals and vacating the trial court decision). The BLM rescinded the rule in December 2017.
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
Under the Domenici-Barton Energy Policy Act of 2005 (“EP Act of 2005”), the Federal Energy Regulatory Commission (“FERC”) has civil penalty authority under the Natural Gas Act of 1938 (the “NGA”) and the Natural Gas Policy Act (“NGPA”) to impose penalties for current violations of up to $1,269,500 per day for each violation and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional operations to FERC annual reporting and posting requirements. We also must comply with the anti-market manipulation rules enforced by FERC. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability.

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
In connection with the EPA finding that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act (“CAA”) that, among other things, require reduced GHG emissions from certain large stationary sources, and the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations. In May 2016, the EPA released final regulations intended to reduce methane emissions from the oil and gas industry, including throughout the natural gas supply chain. The regulations could affect us indirectly by affecting our customer base or by directly regulating our operations. In either case, increased costs of operation and exposure to liability could result. However, on June 12, 2017, EPA proposed a two year stay of the fugitive emissions, pneumatic pump and professional engineer certification requirements in the methane rule while the agency reconsiders the rule. In September 2018, the EPA issued a proposed rulemaking that would reduce the 2016 standards’ fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. Various industry and environmental groups have separately challenged both the original 2016 standards and the EPA’s attempts to delay implementation of the rule. The EPA also finalized rules in 2016 that clarify when crude oil and natural gas sites should be aggregated for purposes of air permitting, which could increase our compliance and permitting costs.
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
As of December 31, 2018, we had approximately $84.6 million of U.S. federal net operating loss carryforwards (“NOLs”). Our NOLs begin to expire in 2030. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs when a corporation has undergone an “ownership change” (as determined under Section 382). Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. Any unused annual limitation may be carried over to later years. We have previously experienced an ownership change and may experience more ownership changes in the future, which would result in an annual limitation under Section 382. The limitations arising from our prior ownership change or from any ownership change that may arise in the future may prevent utilization of our NOLs prior to their expiration. Future ownership changes or regulatory changes could further limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows if we attain profitability.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "TCJA"), which significantly reforms the Internal Revenue Code. The TCJA, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, limitation of the deduction for certain NOLs to 80% of current year taxable income, an indefinite carryforward of certain NOLs, immediate deductions for certain new investments instead of deductions for depreciation expense over time and the modification or repeal of many business deductions and credits. The TCJA is complex and the Treasury Department and the Internal Revenue Service continue to release regulations relating to and interpretive guidance of the legislation contained in the TCJA. We continue to examine the impact of this tax reform legislation, and as its overall impact is uncertain, we note that the TCJA could adversely affect our business and financial condition. The impact of this tax reform legislation on holders of our common stock is also uncertain and could be adverse.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Information regarding our oil and gas properties is included in Item 1. Business under Overview - Our Eagle Ford Shale Properties, Non-Core Properties, Oil and Natural Gas Data, and Oil and Natural Gas Production Prices and Costs above and in Note 3. Acquisitions and Divestitures of the Notes to our Consolidated Financial Statements included in Item 8.
In addition to the properties used in our operations, we own our corporate office building in Fort Worth, Texas, which we purchased in August 2017 for approximately $10 million.
Item 3. Legal Proceedings.
From time to time, we are party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures.
Not applicable.
Executive Officers and Directors
The following table provides information regarding the Company’s executive officers and directors (ages are as of March 7, 2019):

Name	Position	Age
Frank D. Bracken, III	Chief Executive Officer and Director	55
Barry D. Schneider	Chief Operating Officer	56
Jason N. Werth	Chief Accounting Officer	43
Thomas H. Olle	Vice President - Reservoir Engineering	64
Jana Payne	Vice President - Geosciences	57
Gregory R. Packer	Vice President - General Counsel & Corporate Secretary	39
John Pinkerton	Chairman	65
Henry Ellis	Director	69
Daniel R. Lockwood	Director	61
Matthew B. Ockwood	Director	35
Stephen H. Oglesby	Director	69
Phillip Z. Pace	Director	55
Randy L. Wolsey	Director	69
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
Jason N. Werth is our Chief Accounting Officer. Mr. Werth has served in this position since February 2018. Prior to joining us, Mr. Werth held the position of Director of Audit at Denbury Resources, Inc., where during his eight-year tenure he also served as SEC Reporting Manager and Assistant Controller of Corporate Accounting. Prior to Denbury, Mr. Werth was employed by Grande Energy and Orix Capital. Mr. Werth started his professional career in public accounting with Arthur Andersen LLP and later PricewaterhouseCoopers LLP, where he was an Assurance Manager. Mr. Werth holds Bachelor of Business Administration and Masters of Science degrees from Texas A&M University. He is a licensed Certified Public Accountant in the State of Texas.

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

Matthew B. Ockwood has served as a director since November 2017. Mr. Ockwood is a Managing Director of Chambers Energy Management, a Houston-based investment firm focused on providing flexible capital to the energy industry. While at Chambers Energy, Mr. Ockwood has led or participated in the execution of dozens of distinct oil and gas transactions ranging from secured debt to common equity. Prior to joining Chambers Energy, Mr. Ockwood was employed by Lehman Brothers where he worked in the Natural Resources investment banking group. Mr. Ockwood holds a B.B.A. in Finance, summa cum laude, and a Certificate in Leadership Study and Development from Texas A&M University. We believe that Mr. Ockwood’s financial experience in the investment banking industry for a diverse set of energy clients qualifies him for service on our board of directors.
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
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of our Class A Common Stock during the fourth quarter of 2018:

	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares that May Yet Be Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2018	2,665	$9.15	—	—
November 2018	—	—	—	—
December 2018	—	—	—	—
Total	2,665		—
Stock repurchases during the fourth quarter of 2018 were made in connection with delivery by our employees of shares to us to satisfy their tax withholding requirements related to the vesting of restricted shares.

Item 6. Selected Financial Data.

	Year Ended December 31,
In thousands except shares and per share amounts and otherwise noted	2018	2017	2016
Consolidated Statements of Operations data:
Oil and gas revenues	$201,169	$94,068	$57,972
Net income (loss)(1)(2)	19,348	(43,485)	(98,700)
Net income (loss) attributable to common stockholders	11,532	(47,453)	(98,700)
Net income (loss) attributable to common stockholders per share:(3)
Basic	$0.29	$(2.13)	$(12.17)
Diluted	0.28	(2.13)	(12.17)
Weighted average number of common shares outstanding:
Basic	24,619,730	22,252,149	8,106,931
Diluted	24,801,143	22,252,149	8,106,931
Consolidated Balance Sheets data (As of December 31)
Total assets (4)	$744,112	$591,808	$448,217
Total long-term liabilities	461,544	324,162	255,901
Stockholder's equity	222,547	203,690	159,563
Consolidated Statements of Cash Flows data
Cash provided by (used in)
Operating activities	$88,072	$43,446	$24,269
Investing activities	(219,470)	(208,743)	(27,781)
Financing activities	134,215	161,767	5,258
Production (average daily)
Oil (Bbls)	6,805	4,328	3,254
NGLs (Bbls)	2,239	1,069	1,166
Natural Gas (Mcf)	12,665	6,588	8,872
BOE (6:1)	11,155	6,495	5,899
Average unit sales prices, excluding impact of derivative settlements
Oil	$67.53	$50.96	$39.43
NGLs	22.60	18.48	9.03
Natural gas	3.24	2.73	2.21
Costs per BOE
Lease operating and gas gathering	$6.39	$7.34	$8.57
Production and ad valorem taxes	2.71	2.33	1.52
Depreciation, depletion and amortization	20.53	24.03	30.00
Proved oil and natural gas reserves
Oil (MBbls)	53,499	50,701	24,288
NGLs (MBbls)	19,869	10,875	7,466
Natural gas (MMcf)	120,165	71,874	52,714
MBOE (6:1)	93,396	73,555	40,540

(1)	Includes pre-tax impairments of assets of $12.2 million, $33.4 million and $33.9 for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Includes loss on extinguishment of debt of $8.6 million for the year ended December 31, 2018.

(3)
Basic and diluted earnings per share are calculated using the two-class method. See Footnote 1. Nature of Business and Presentation in the Notes to Consolidated Financial Statements included in Item 8.

(4)
During 2018, the Sooner acquisition added $38.5 million to oil and gas properties, and results from its operations were included beginning November 15, 2018. During 2017, the Battlecat and Marquis acquisitions added $109.8 million to oil and gas properties, and results from their operations were included beginning June 15 ,2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8, Financial Statements and Supplementary Information. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with Risk Factors under Item 1A of this Form 10-K, along with Forward-Looking Information at the end of this section for information on the risks and uncertainties that could cause our actual results to be materially different from our forward-looking statements.
Overview
Lonestar is an independent oil and natural gas exploration and production company focused on the exploration, development and production of unconventional oil, natural gas liquids and natural gas in the Eagle Ford Shale play in South Texas.
2018 Operational Highlights
During 2018, we achieved the following operating and financial results:

•	Grew production by 72% year-over-year, averaging 11,155 BOE/d versus 6,495 BOE/d in 2017.

•	Added a total of 19.8 MMBOE of proved reserves, which was equivalent to 487% of our 2018 production and represents a 27% increase from 2017.

•	Drilled 21 (18.3 net) wells while utilizing a second rig for part of the year. Capital expenditures, excluding acquisitions, totaled $173.9 million.

•
Purchased 3,071 gross (2,693 net) acres, including approximately 800 BOE/d of existing production, in the Sugarkane Field in DeWitt County, Texas for $38.7 million, prior to closing adjustments, which added approximately 11.3 MMBOE of proved reserves (see below).

•
Improved our debt structure by issuing new $250MM 11.25% Senior Notes with a maturity date of 2023 and retired our 8.25% Senior Notes which were set to expire in 2019 (see below). We also increased our Credit Facility borrowing base from $160 million to $275 million over the course of the year and extended the maturity date to November 2023. The Credit Facility had over $91 million in availability as of year-end.

Changes in operating results between 2018 and 2017 were primarily driven by the following:

•
Operating revenues increased by $107.1 million, or 114%, in 2018, primarily driven by a 72% increase in production and supported with a 24% increase in commodity prices. Net realized oil differentials improved by $3.14 per barrel from year to year.

•
On a per-BOE basis, expenses improved significantly in 2018. Compared to 2017, lease operating and gas gathering expense decreased 13%, or $0.95 per BOE, general and administrative ("G&A") expense decreased 26%, or $1.40 per BOE, and interest expense decreased 13%, or $1.44 per BOE.

•
Derivative financial instruments had a net gain of $22.7 million in 2018, compared to a net loss of $14.1 million in 2017, due to an increase in the non-cash fair value adjustments between the periods of $60.5 million, partially offset by $22.6 million of net cash paid for derivative settlements.

During 2018, we recognized net income attributable to common stockholders of $11.5 million, or $0.28 per diluted common share, compared to a net loss attributable to common stockholders of $47.5 million, or $2.13 per diluted common share, in 2017. Our 2018 net income includes a $12.2 million impairment charge on oil and gas properties and an $8.6 million loss on extinguishment of debt, while our 2017 net loss includes a $33.4 million impairment charge on oil and gas properties.
We generated $88.1 million of cash flow from operating activities during 2018, compared to $43.4 million during 2017, due primarily to a $107.1 million increase in production revenues.

Sooner Acquisition
In November 2018, we completed the acquisition of producing properties in the Eagle Ford shale play in DeWitt County, Texas, for $38.7 million, before closing adjustments, from Sabine Oil & Gas Corporation and Alerion Gas AXA, LLC (the "Sooner Acquisition"). The acquisition was financed with funds available from our Credit Facility, as well as cash from operations.
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
Using proceeds from the issuance of the 11.25% Senior Notes we fully retired the 8.750% Senior Unsecured Notes due April 15, 2019 (“the 8.75% Senior Notes”). Pursuant to the terms of the indenture, the 8.75% Senior Notes were redeemed at 104.375% of the outstanding principal amount, or approximately $158.5 million, which excludes accrued interest. In connection with this transaction, we recognized a $8.6 million loss on extinguishment during the first quarter of 2018.

Operating Results
Certain of our operating results and statistics for each of the last two years are summarized below:

	Year Ended December 31,
In thousands, except per share and unit data	2018	2017
Operating results
Net income (loss) attributable to common stockholders	$11,532	$(47,453)
Net income (loss) per common share -- basic(1)	0.29	(2.13)
Net income (loss) per common share -- diluted(1)	0.28	(2.13)
Net cash provided by operating activities	88,072	43,446
Operating revenues
Oil	$167,743	$80,505
NGLs	18,471	7,086
Natural gas	14,955	6,477
Total operating revenues	$201,169	$94,068
Total production volumes by product
Oil (Bbls)	2,483,799	1,579,720
NGLs (Bbls)	817,431	390,185
Natural gas (Mcf)	4,622,815	2,404,620
Total barrels of oil equivalent (6:1)	4,071,700	2,370,675
Daily production volumes by product
Oil (Bbls/d)	6,805	4,328
NGLs (Bbls/d)	2,239	1,069
Natural gas (Mcf/d)	12,665	6,588
Total barrels of oil equivalent (BOE/d)	11,155	6,495
Average realized prices
Oil ($ per Bbl)	$67.53	$50.96
NGLs ($ per Bbl)	22.60	18.48
Natural gas ($ per Mcf)	3.24	2.73
Total oil equivalent, excluding the effect from hedging ($ per BOE)	49.41	39.77
Total oil equivalent, including the effect from hedging ($ per BOE)	44.34	41.08
Operating and other expenses
Lease operating and gas gathering	$26,008	$17,385
Production and ad valorem taxes	11,029	5,523
Depreciation, depletion and amortization	83,582	56,957
General and administrative	16,017	12,626
Interest expense	38,943	26,071
Operating and other expenses per BOE
Lease operating and gas gathering	$6.39	$7.33
Production and ad valorem taxes	2.71	2.33
Depreciation, depletion and amortization	20.53	24.03
General and administrative	3.93	5.33
Interest expense	9.56	11.00

(1) Basic and diluted earnings per share are calculated using the two-class method. See Footnote 1. Nature of Business and Presentation in the Notes to Consolidated Financial Statements included in Item 8.

Production
The table below summarizes our daily production volumes for the years ended 2018 and 2017, and for each of the quarters of 2018:

	2018 Quarters				Year ended December 31,
	Q1	Q2	Q3	Q4	2018	2017	Change
Oil (Bbls/d)	5,740	6,378	7,183	7,883	6,805	4,328	57%
NGLs (Bbls/d)	965	2,438	2,855	2,675	2,239	1,069	109%
Natural Gas (Mcf/d)	6,435	13,943	14,600	15,561	12,665	6,588	92%
Total (BOE/d)	7,777	11,140	12,471	13,152	11,155	6,495	72%
Total production during 2018 averaged 11,155 BOE/d, an increase of 72% compared to 2017. The annual increase was primarily driven by development of our Eagle Ford acreage throughout the year, with a much smaller increase attributable to incremental production from producing wells acquired in November 2018 through a transaction with Sabine Oil & Gas Corporation.
Our production during 2018 was 81% oil and NGLs, slightly lower than 83% for 2017, due to certain wells brought on-line during 2018 having a higher percentage of natural gas production.
Oil, NGL and Natural Gas Revenues
The table below summarizes our production revenues for 2018 and 2017:

	Year ended December 31,
In thousands	2018	2017	Change
Oil	$167,743	$80,505	108%
NGLs	18,471	7,086	161%
Natural Gas	14,955	6,477	131%
Total operating revenues	$201,169	$94,068	114%
The changes in our oil, NGL and natural gas revenues are due to production quantities and commodity prices, as reflected in the following table (excluding any impact of our commodity derivative contracts):

	Year ended December 31, 2018 vs 2017
In thousands	Increase in revenues	Percentage increase in revenues
Change in oil, NGL and natural gas revenues due to:
Increase in production	$67,650	63%
Increase in commodity prices	39,451	37%
Total operating revenues	$107,101	100%

Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during 2018 and 2017:

	Year ended December 31,
	2018	2017	Change
Average net realized prices:
Oil ($/Bbl)	$67.53	$50.96	33%
NGLs ($/Bbls)	22.60	18.48	22%
Natural gas ($/Mcf)	3.24	2.73	19%
Total ($/BOE)	49.41	39.77	24%
Average NYMEX differentials
Oil per Bbl	$2.76	$(0.38)	826%
Natural gas per Mcf	0.07	(0.25)	128%
Our average NYMEX oil differential improved year-over-year, by $3.14/Bbl, largely due to the increased spread in 2018 between Louisiana Light Sweet ("LLS") prices, for which substantially all of our crude oil sales were based in 2018 and 2017, and NYMEX WTI benchmark prices.
Our natural gas NYMEX differentials are generally caused by movement in the NYMEX natural gas prices during the month, as most of our natural gas is sold on an index price that is set near the first of each month. While the percentage change in NYMEX natural gas differentials can be large, these differentials are seldom more than a dollar above or below NYMEX price.
Commodity Derivative Contracts
We utilize oil and natural gas derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future production and to provide more certainty to our future cash flows. These contracts have historically consisted of fixed-price swaps, collars and basis swaps.
The following table summarizes the net cash (payments) receipts on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the years ended December 31, 2018 and 2017:

	2018		2017
In thousands, except price impact	Net cash payments	Price impact	Net cash receipts	Price impact
(Payment) receipts on settlements of oil derivatives	$(22,448)	$(9.04)	$4,560	$2.89
(Payment) receipts on settlements of natural gas derivatives	(175)	(0.04)	647	0.27
Total net commodity derivative payments	$(22,623)		$5,207

Our realized net loss from settlements of commodity derivative contracts was $20.6 million for the year ended December 31, 2018, versus a realized net gain from settlements of commodity derivative contracts of $3.1 million for the year ended December 31, 2017. We realized an average loss of $5.07 per BOE on our oil and natural gas swaps and 2-way oil collar contracts during year ended December 31, 2018, as compared to an average gain of $1.31 per BOE for the year ended December 31, 2017.

Production Expenses
The table below presents detail of production expenses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
In thousands, except expense per BOE:	2018	2017	Change
Production expenses:
Lease operating and gas gathering	$26,008	$17,385	50%
Production and ad valorem taxes	11,029	5,523	100%
Depreciation, depletion and amortization	83,582	56,957	47%
Production expenses per BOE:
Lease operating and gas gathering	$6.39	$7.33	-13%
Production and ad valorem taxes	2.71	2.33	16%
Depreciation, depletion and amortization	20.53	24.03	-15%
`Lease Operating and Gas Gathering
The table below provides detail of our lease operating and gas gathering expense for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
In thousands	2018	2017	Change
Lease operating	$23,012	$15,549	48%
Gas gathering, processing and transportation	2,996	1,836	63%
Total lease operating and gas gathering expense	$26,008	$17,385	50%
Lease operating expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for direct labor, water injection and disposal, utilities, materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production and ad valorem taxes.
Our total lease operating and gas gathering expenses in 2018 were $26.0 million, an increase of 50% from $17.4 million in 2017. This increase was largely due to a 72% increase in production on a per-BOE basis during 2018. On a unit-of-production basis, our lease operating expenses in 2018 were $6.39 per BOE, a decrease of 13% from $7.33 per BOE in 2017, due to operational efficiencies gained from scaled-up production.
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
The following table provides detail of our production and ad valorem taxes for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
In thousands	2018	2017	Change
Production taxes	$9,242	$4,463	107%
Ad valorem taxes	1,787	1,060	69%
Total production and ad valorem tax expense	$11,029	$5,523	100%

Our total production and ad valorem taxes in 2018 were $11.0 million, a 100% increase from $5.5 million in 2017. Production taxes increased $4.8 million, or 107%, from $4.5 million in 2017 to $9.2 million in 2018, largely correlating with the 114% increase in production revenues during that time. Ad valorem taxes also increased, by $0.7 million or 69%, from $1.1 million in 2017 to $1.8 million in 2018, due to higher valuations for our properties due to the continued development of our acreage and higher overall oil and natural gas market prices during 2018.
Depreciation, Depletion, and Amortization ("DD&A")
The table below provides detail of our DD&A expense for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
In thousands	2018	2017	Change
DD&A of proved oil and gas properties	$82,420	$56,240	47%
Depreciation of other property and equipment	947	578	64%
Accretion of asset retirement obligations	215	139	55%
Total DD&A	$83,582	$56,957	47%
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
Our total DD&A expense increased $26.6 million, or 47%, to $83.6 million in 2018 versus $57.0 million in 2017. On a per-BOE basis, DD&A expense decreased $3.44 per BOE, or 15%, to $20.53 per BOE in 2018 from $24.03 per BOE in 2017.
Impairment of Oil and Gas Properties
The Company evaluates impairment of proved and unproved oil and gas properties on a region basis. On this basis, certain regions may be impaired because they are not expected to recover their entire carrying value from future net cash flows. During the third quarter of 2018, we recorded an impairment charge of approximately $12.2 million relating to expiring leases in southern Brazos County included in unproved properties. During 2017, we recorded impairment of $33.4 million, which was comprised of $28.6 million for unproved properties and $4.8 million for proved properties. The 2017 charge was primarily attributable to the impairment of approximately $27.1 million relating to our West Poplar property in Roosevelt County, Montana, during the second quarter of the year.
It is reasonably possible that the Company's estimate of undiscounted future net cash flows may change in the future resulting in the need to impair the carrying value of its properties. See Item 1A. Risk Factors, for further discussion.
General and Administrative Expense
G&A expense increased $3.4 million, or 27%, to $16.0 million in the year ended December 31, 2018, from $12.6 million for the year ended December 31, 2017. These increases reflect higher stock-based compensation expense for 2018 (discussed below), as well as higher salaries, bonuses and professional fees incurred during 2018. On a unit-of-production basis, G&A expense decreased 26%, or $1.40 per BOE, from $5.33 per BOE in the year ended December 31, 2017 to $3.93 per BOE in the year ended December 31, 2018.
Stock-based compensation included in G&A was $1.9 million in 2018, versus $1.6 million in 2017. This increase was due to higher valuations of the Company's unvested restricted stock units and stock appreciation rights as of December 31, 2018 as well as compensation related to additional grants which occurred during the second quarter of 2018.

Interest Expense
The table below provides detail of the interest expense from our various long-term obligations for the years ended December 31, 2018 and 2017:

	Year ended December 31,
In thousands	2018	2017
Interest expense on Credit Facility	$6,500	$5,229
Interest expense on 11.25% Senior Notes	27,891	—
Interest expense on 8.75% Senior Notes	—	13,131
Interest expense on Second Lien Notes	—	2,016
Other interest expense	801	393
Total cash interest expense(1)	$35,192	$20,769
Amortization of debt issuance costs and discounts	3,751	5,302
Total interest expense	$38,943	$26,071
Per BOE:
Total cash interest expense(1)	$8.64	$8.76
Total interest expense	9.56	11.00
(1) Cash interest is presented on an accrual basis.
Our total interest expense in the year ended December 31, 2018 was $38.9 million, a 49% increase from $26.1 million in the year ended December 31, 2017. These increases are primarily due to a combination of higher stated interest rates and principal on the new 11.25% Senior Notes (as defined below) versus the 8.75% Senior Notes (as defined below) that were retired in early January 2018, as well as higher floating rates on our Credit Facility (as defined below), partially offset by the retirement of the remaining Second Lien Notes (as defined below) in June 2017 and lower non-cash interest expense in 2018.
On a unit-of-production basis, total interest expense decreased by 13%, or $1.44 per BOE, from $11.00 per BOE for the year ended December 31, 2017 to $9.56 per BOE for the year ended December 31, 2018.
See Note 9. Long-Term Debt in Notes to the Consolidated Financial Statements included in Item 8.for additional information about our long-term debt and interest expense.
Income Taxes
The table below provides further detail of our income tax expense (benefit) for the years ended December 31, 2018 and 2017:

In thousands, except per-BOE amounts and tax rates	Year ended December 31,
	2018	2017
Current income tax (benefit) expense	$(809)	$172
Deferred income tax expense (benefit)	7,601	(29,191)
Total income tax expense (benefit)	$6,792	$(29,019)
Average income tax expense (benefit) per BOE	$1.67	$(12.24)
Effective tax rate	26.0%	40.0%
Total net deferred tax liability	$12,370	$4,769
As a result of the net income before income tax of $26.1 million in the year ended December 31, 2018 and net loss before income tax of $72.5 million from the year ended December 31, 2017, we recorded income tax expense of $6.8 million and income tax benefit of $29 million in the years ended December 31, 2018 and 2017, respectively.

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
The Act was passed in December 2017, which significantly changes U.S. corporate income tax laws generally taking effect in 2018. We included the impacts of the Act in the consolidated financial statements for the year ended December 31, 2017. The tax provision for the year ended December 31, 2018 reflects the law changes noted above, including the new corporate tax rate of 21%.
The corporate alternative minimum tax (“AMT”) for tax years beginning in January 1, 2018 was also repealed. The Act provides that existing AMT credit carryovers are refundable beginning in 2018. As of December 31, 2018, the Company had AMT credit carryovers of $1.2 million that are expected to be fully refunded by 2022.
The deductibility of interest expense for tax years beginning in January 1, 2018 has been limited to 30% of earnings before interest, taxes, depreciation, and amortization for the four years ending 2021. Deductibility of interest expense for tax years beginning in January 1, 2022 will then be limited to 30% of earnings before interest and taxes thereafter. For the year ended December 31, 2018, our deductible interest expense was limited to $25.5 million, which resulted in a $2.3 million deferred tax asset included in the net deferred tax liability on our balance sheet as of December 31, 2018.
Liquidity and Capital Resources
We expect that our primary source of liquidity will be cash flows generated by operating activities and borrowings under our $500,000,000 Senior Secured Credit Facility (the "Credit Facility"). During 2018, we generated cash flows from operations of $88.1 million, after giving effect to $0.3 million change in cash inflows from working capital.
The Company's primary needs for cash are for capital expenditures, acquisitions of oil and natural gas properties, payments of contractual obligations and working capital obligations. We have historically financed our business through cash flows from operations, borrowings under our Credit Facility, the issuance of bonds and equity offerings. As circumstances warrant, we may access the capital markets and issue equity or debt from time to time on an opportunistic basis in a continued effort to optimize our balance sheet and to fund our operations and capital expenditures in the future, dependent upon market conditions and available pricing. Such uses of proceeds may include repayment of our debt, development or acquisition of additional acreage or proved properties, and general corporate purposes. There can be no assurance that future funding transactions will be available on favorable terms, or at all, and we therefore cannot guarantee the outcome of any such transactions.
At December 31, 2018, we had $5.4 million in cash and cash equivalents and approximately $91.5 million of availability under our Credit Facility. We believe that our existing cash and cash equivalents, cash expected to be generated from operations and the availability of borrowing under our Credit Facility will be sufficient to meet our liquidity requirements, operating expenses, anticipated capital expenditures and payments due under our existing credit facility and notes outstanding for at least the next year.
Cash flows for the years ended December 31, 2018 and 2017 are presented below:

In thousands	Year ended December 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$88,072	$43,446
Investing activities	(219,470)	(208,743)
Financing activities	134,215	161,767
Net change in cash	$2,817	$(3,530)

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $44.7 million, from $43.4 million provided in the year ended December 31, 2017 to $88.1 million provided in the year ended December 31, 2018. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $44.3 million. This increase is primarily due to higher oil and natural gas production and higher commodity prices. Changes in our operating assets and liabilities between the year ended December 31, 2017 and the year ended December 31, 2018 resulted in a net increase of approximately $0.3 million in net cash provided by operating activities for the year ended December 31, 2018, as compared to the year ended December 31, 2017.

Net Cash Used in Investing Activities
Net cash used in investing activities increased $10.8 million, from $208.7 million used in the year ended December 31, 2017 to $219.5 million used in the year ended December 31, 2018. This increase is primarily due to higher drilling and development costs in 2018, largely offset by larger acquisitions in 2017, including the Marquis and Battlecat properties acquired during the second quarter of 2017.

Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased $27.6 million, from $161.8 million provided in the year ended December 31, 2017 to $134.2 million provided in the year ended December 31, 2018. This decrease primarily results from the net proceeds of $77.8 million received from issuance of our preferred stock in 2017, offset by higher borrowings from our Credit Facility during 2018.
Debt
Senior Secured Credit Facility
In July 2015, we entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time), which has a maturity date of July 29, 2020. As of December 31, 2018, $183.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility was 5.30%. The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base.
We were in compliance with the terms of the Credit Facility as of December 31, 2018.
Following are the significant amendments made to the Credit Facility during 2018:
Seventh Amendment. In January 2018, we entered into the Limited Waiver, Borrowing Base Redetermination Agreement, and Amendment No. 7 to the Credit Agreement (the "Seventh Amendment"), which (i) maintained our borrowing base of $160 million until the next redetermination date; (ii) waived the borrowing base redetermination that would otherwise have occurred in connection with the incurrence of the 11.25% Senior Notes (see below), and (iii) amended certain other provisions of the Credit Facility, as set forth more specifically in the Seventh Amendment.
Eighth Amendment. In May 2018, we entered into the Borrowing Base Redetermination Agreement and Amendment No. 8 to Credit Agreement (the "Eighth Amendment"), which (i) increased our borrowing base from $160 million to $190 million and (ii) reallocated the commitments and outstanding loans among lenders, as set forth more specifically in the Eighth Ammendment.
Ninth Amendment. In November 2018, we entered into the Ninth Amendment and Joinder (the "Ninth Amendment"), which (i) increased our borrowing base from $190 million to $275 million; (ii) extended the maturity date of the Credit Facility to November 15, 2023, and (iii) amended certain other provisions of the Credit Facility, as set forth more specifically in the Ninth Amendment.

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
Retirement of 8.75% Senior Notes
Using proceeds from the issuance of the 11.25% Senior Notes, as discussed above, we fully retired the 8.750% Senior Unsecured Notes due April 15, 2019 (“the 8.75% Senior Notes”). Pursuant to the terms of the indenture, the 8.75% Senior Notes were redeemed at 104.375% of the outstanding principal amount, or approximately $158.5 million, which excludes accrued interest. In connection with this transaction, we recognized a $8.6 million loss on extinguishment during the first quarter of 2018. See Note 9. Long-Term Debt in the Notes to Consolidated Financial Statements in Item 8. for more information on the 8.75% Senior Notes.
Capital Expenditures
Historical capital expenditures
The table below summarizes our cash capital expenditures incurred for the year ended December 31, 2018:

In thousands	December 31, 2018
Acquisition of oil and gas properties	$45,539
Development of oil and gas properties	171,413
Purchases of other property and equipment	2,518
Total capital expenditures, net	$219,470
For the year ended December 31, 2018, our capital expenditures were funded with $88.1 million of cash flow from operations, with additional funds provided by borrowings on our Credit Facility.

2019 Capital Spending
We currently anticipate that our full-year 2019 capital budget, excluding acquisitions, will be approximately $107 million to $130 million. This range should provide capital to fund between 17 gross (15.6 net) and 20 gross (18.6 net) wells, all of which will be in our Eagle Ford position in South Texas. Our 2019 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital that we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated wells, our drilling results, other opportunities that may become available to us and our ability to obtain capital.
Off-Balance Sheet Arrangements
We have operating leases relating to office space and other minor equipment leases. At December 31, 2018, we had a total of $0.5 million of letters of credit outstanding under our Credit Facility. From time-to-time, we enter into other off-balance sheet arrangements and transactions that give rise to off-balance sheet obligations, including non-operated drilling commitments, termination obligations under rig contracts, frac spread contracts, firm transportation, gathering, processing and disposal commitments, and contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices. See Note 14. Commitments and Contingencies in Notes to Consolidated Financial Statements in Item 8. for more information.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires that we select certain accounting policies and make certain estimates and judgments regarding the application of those policies.  Our significant accounting policies are included in Note 1. Basis of Presentation, of the Notes to Consolidated Financial Statements in Item 8.  These policies, along with the underlying assumptions and judgments by our management in their application, have a significant impact on our consolidated financial statements.  Following is a discussion of our most critical accounting estimates, judgments and uncertainties that are inherent in the preparation of our financial statements.
Estimates of Reserve Quantities
Reserve estimates are inexact and may change as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of such data, as well as the projection of future rates of production and timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. Accordingly, there can be no assurance that ultimately, the reserves will be produced, nor can there be assurance that the proved undeveloped reserves will be developed within the period anticipated. All reserve reports prepared by the independent third-party reserve engineers are reviewed by our senior management team, including the Chief Executive Officer and Senior Vice President-Operations. Estimated reserves are often subject to future revisions, certain of which could be substantial, based on the availability of additional information, including reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions in reserve quantities. Reserve revisions will inherently lead to adjustments of DD&A rates. We cannot predict the types of reserve revisions that will be required in future periods. A 10% increase or decrease in our estimates of total proved reserves at December 31, 2018 would have decreased or increased our DD&A expense of proved oil and gas properties by approximately $2.1 million or 2.6%, or $2.6 million or 3.1%, respectively, for the year ended December 31, 2018.

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
On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and any gain or loss is recognized. On the sale or retirement of a partial unit of a proved property, a pro-rata portion of the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts.
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
The Company evaluates impairment of proved and unproved oil and gas properties on a region-level basis. On this basis, certain regions may be impaired because they are not expected to recover their entire carrying value from future net cash flows.

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
Asset Retirement Obligations
We account for asset retirement obligations ("AROs") under ASC 410, Asset Retirement and Environmental Obligations. ASC 410 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Oil and gas producing companies incur such a liability upon acquiring or drilling a well. Under ASC 410, an asset retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties in the accompanying consolidated balance sheet, which is allocated to expense over the useful life of the asset. Periodic accretion of the discount on asset retirement obligations is recorded as an expense in the accompanying consolidated statement of operations. The estimation of future costs associated with the dismantlement, abandonment and restoration requires the use of estimated costs in future periods that, in some cases, will not be incurred until a number of years in the future. Such cost estimates could be subject to revisions in subsequent years due to changes in regulatory requirement, technological advances and other factors that are difficult to predict.
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
Recently Issued Accounting Pronouncements
See “Note 2. Recently Issued Accounting Pronouncements” of the Notes to Consolidated Financial Statements in Item 8. for discussion of the recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to a variety of financial market risks including interest rate, commodity prices and liquidity risk. Our risk management focuses on the volatility of commodity markets and protecting cash flow in the event of declines in commodity pricing. We utilize derivative financial instruments to hedge certain risk exposures. Our financial instruments consist mainly of deposits with banks, short-term investments, accounts receivable, derivative financial instruments, our Senior Secured Credit Facility, bonds and payables. The main purpose of non-derivative financial instruments is to raise finance for our operations.
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
The following table shows the fair value of our derivative contracts and the hypothetical result from a 10% change in commodity prices as of December 31, 2018. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks could be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Fair Value
(in thousands)	Fair Value	10% Increase In Commodity Price	10% Decrease In Commodity Price
Swaps	$22,692	$4,361	$41,023
Our board of directors reviews oil and natural gas hedging on a quarterly basis. Reports providing detailed analysis of our hedging activity are continually monitored. We sell our oil and natural gas on market using NYMEX market spot rates reduced for basis differentials in the basins from which we produce. We use swap contracts to manage our commodity price risk exposure. Our primary commodity risk management objectives are to protect returns on our drilling and completion activity as well as reduce volatility in our cash flows. Management makes recommendations on hedging that are approved by the board of directors before implementation. We enter into hedges for oil using NYMEX futures or over-the-counter derivative financial instruments with only certain well-capitalized counterparties which have been approved by our board of directors.
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

Interest Rate Risk
As of December 31, 2018, we had $183.0 million outstanding under the Credit Facility, which is subject to floating market rates of interest. Borrowings under the Credit Facility bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increase in this interest rate can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31 2018, a 100-basis-point change in interest rates would change our annualized interest expense by approximately $1.9 million.
Counterparty and Customer Credit Risk
In connection with our hedging activity, we have exposure to financial institutions in the form of derivative transactions. The counterparties on our derivative instruments currently in place have investment-grade credit ratings. We expect that any future derivative transactions we enter into will be with these counterparties or our lenders under our Credit Facility that will carry an investment-grade credit rating.
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
Item 8. Financial Statements and Supplementary Data.
The financial statements and supplementary information required by this Item appears on pages F-1 through F-33 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Accounting Officer.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 (as described more fully below), to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded; that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Previous Material Weakness
As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, during the third quarter of 2018, our management determined that a material weakness existed in the Company's internal control over financial reporting, specifically, related to the Company’s review of its depreciation, depletion and amortization (“DD&A”) expense calculation. Instead of using updated oil and natural gas reserve estimates to calculate DD&A expense calculations looking back to the beginning of the applicable fiscal year, the Company should have used the updated oil and natural gas reserve estimates to calculate DD&A looking back to the beginning of the applicable current quarter. This error resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2017 and in the Company’s Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018.

To remediate the material weakness described above and enhance our internal control over financial reporting, management implemented new controls over calculating, recording and reviewing DD&A expense and additional training, beginning in the third quarter of 2018. As a result of the implementation of these controls, management has determined that the foregoing material weakness has been remediated as of December 31, 2018.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, our Chief Executive Officer and our Chief Accounting Officer concluded that our internal control over financial reporting was not effective, as of December 31, 2018, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Prior to filing this Annual Report on Form 10-K, an error was discovered related to the calculation of the Company’s basic and diluted earnings per share for the year ended December 31, 2018. This error was identified and corrected prior to the filing of this Annual Report on Form 10-K but could have resulted in a material misstatement of the financial statements. This error was the result of inadequate design of controls pertaining to the Company’s review of its earnings per share calculation. As such, the deficiency represents a material weakness in the Company’s internal control over financial reporting at December 31, 2018.
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. The remediation plan includes i) new controls over calculating and recording basic and diluted earnings per share and ii) additional training. New controls consist of enhancing the Company's formal quarterly and annual close procedures, beginning with the quarter ended March 31, 2019, to ensure (a) proper review of all potentially dilutive or participating instruments and (b) adequate time for preparation and review of the weighted average share calculation. Additional training will consist of internal review of technical guidance, attendance of external training sessions, preparation of quarter and year end calculations, and review and feedback by the Chief Accounting Officer.
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
Changes in Internal Controls
Subject to these remediation efforts, that were implemented after December 31, 2018, and other than the remediation efforts related to the previous material weakness noted above, there have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm, BDO USA, LLP, is not required to issue an attestation report on our internal control over financial reporting.
Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.  Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees, which is available on our website at www.lonestarresources.com in the Shareholder Information section under Governance. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as NASDAQ's requirements to disclose waivers with respect to directors and executive officer, by posting such information on our website at the address and location specified above.
The information concerning our executive officers and directors in response to this item is contained above in part under the caption Executive Officers and Directors at the end of Part I of this Annual Report on Form 10-K. The remainder of the response to this item is contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements
The consolidated financial statements and related notes, together with the report of BDO USA, LLP, Independent Registered Public Accounting Firm, appear in Part II Item 8. Financial Statements and Supplementary Data of this Form 10-K.

(a)(2)	Financial Statements Schedules
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a)(3)	Exhibits
The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
		Form	File No.	Exhibit
2.1	Scheme Implementation Agreement, by and between Lonestar Resources US Inc. and Lonestar Resources Limited, executed on December 28, 2015	10-12B	001-37670	2.1	12/31/15
2.2	Purchase and Sale Agreement by and between Lonestar Resources US Inc. and Battlecat Oil & Gas, LLC, dated as of May 26, 2017	8-K	001-37670	2.1	6/2/17
2.3	Amendment No. 1, dated June 15, 2017, to the Purchase and Sale Agreement, by and between Lonestar Resources US Inc. and Battlecat Oil & Gas, LLC, dated May 26, 2017	8-K	001-37670	2.1	6/21/17
2.4	Purchase and Sale Agreement by and between Lonestar Resources US Inc. and SN Marquis LLC, dated as of May 26, 2017	8-K	001-37670	2.2	6/2/17
2.5	Amendment No. 1, dated June 15, 2017, to the Purchase and Sale Agreement by and between Lonestar Resources US Inc. and SN Marquis LLC, dated as of May 26, 2017	8-K	001-37670	2.2	6/21/17
3.1	Certificate of Incorporation of Lonestar Resources US Inc.	10-12B	001-37670	3.1	12/31/15
3.2	Certificate of Amendment to the Certificate of Incorporation of Lonestar Resources US Inc.	10-K	001-37670	3.2	3/23/17
3.3	Certificate of Amendment to Certificate of Incorporation of Lonestar Resources US Inc., dated May 24, 2017	8-K	001-37670	3.1	5/26/17
3.4	Amended and Restated Bylaws of Lonestar Resources US Inc.	8-K	001-37670	3.1	4/7/17
3.5	Certificate of Designations of Series B Convertible Preferred Stock	8-K	001-37670	3.1	6/21/17
3.6	Certificate of Designations of Series A-1 Convertible Participating Preferred Stock	8-K	001-37670	3.2	6/21/17
3.7	Certificate of Designations of Series A-2 Convertible Participating Preferred Stock	8-K	001-37670	3.3	6/21/17
4.1	Registration Rights Agreement dated August 2, 2016 by and among Lonestar Resources US Inc., Leucadia National Corporation and Juneau Energy, LLC.	8-K	001-37670	4.1	8/3/16
4.2	Amendment No. 1, dated June 15, 2017, to the Registration Rights Agreement by and among Lonestar Resources US Inc., Leucadia National Corporation and Juneau Energy, LLC (n/k/a JETX Energy, LLC)	8-K	001-37670	4.4	6/21/17
4.3	Registration Rights Agreement, dated as of June 15, 2017, by and between Lonestar Resources US Inc. and SN UR Holdings, LLC	8-K	001-37670	4.2	6/21/17
4.4	Registration Rights Agreement, dated as of June 15, 2017, by and between Lonestar Resources US Inc. and Chambers Energy Capital III, LP	8-K	001-37670	4.3	6/21/17
4.5	Indenture, dated as of January 4, 2018, by and among Lonestar Resources America Inc., the subsidiary guarantors named therein and UMB Bank, N.A. as Trustee.	8-K	001-37670	4.1	1/9/18
10.1	Amended and Restated Securities Purchase Agreement by and between Lonestar Resources US Inc., and Chambers Energy Capital III, LP, dated June 15, 2017	8-K	001-37670	10.1	6/21/17

10.2	Credit Agreement, dated July 28, 2015, among Lonestar Resources America Inc., Citibank, N.A., as Administrative Agent, and the guarantors and lenders party thereto.	10-12B	001-37670	10.3	12/31/15
10.3	First Amendment to Credit Agreement, dated effective April 29, 2016, among Lonestar Resources America Inc., Citibank, N.A., as Administrative Agent, and the guarantors and lenders party thereto.	10-12B/A	001-37670	10.5	6/9/16
10.4	Second Amendment to Credit Agreement, dated effective May 19, 2016, among Lonestar Resources America Inc., Citibank, N.A., as Administrative Agent, and the guarantors and lenders party thereto.	10-12B/A	001-37670	10.6	6/9/16
10.5	Third Amendment to Credit Agreement and Limited Waiver, dated effective July 27, 2016, among Lonestar Resources America Inc., Citibank, N.A., as Administrative Agent, and the guarantors and lenders party thereto.	8-K	001-37670	10.1	8/2/16
10.6	Fourth Amendment to Credit Agreement dated effective November 23, 2016, among Lonestar Resources America Inc., Citibank N.A., as administrative agent, and lenders party thereto.	10-K/A	001-37670	10.7	11/2/18
10.7	Fifth Amendment to Credit Agreement and Limited Waiver dated effective December 29, 2016, among Lonestar Resources America Inc., Citibank, N.A., as administrative agent and lenders party thereto.	10-K/A	001-37670	10.8	11/2/18
10.8	Sixth Amendment and Joinder dated June 15, 2017 to the Credit Agreement dated July 28, 2015 by and among Lonestar Resources America, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., Inc. as administrative agent and issuing bank.	8-K	001-37670	10.2	6/21/17
10.9	Limited Waiver, Borrowing Base Redetermination and Amendment No. 7 to Credit Agreement, dated as of January 4, 2018, by and among Lonestar Resources America Inc., the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent and issuing bank.	8-K	001-37670	10.1	1/9/18
10.10	Limited Waiver Agreement, dated as of March 28, 2018, among Lonestar Resources America Inc., the guarantor parties hereto, Citibank, N.A., as administrative agent and issuing bank, and lenders party thereto.	10-K/A	001-37670	10.11	11/2/18
10.11	Borrowing Base Redetermination Agreement and Amendment No. 8 to Credit Agreement.	8-K	001-37670	10.1	5/24/18
10.12†	Lonestar Resources US Inc. Amended and Restated 2016 Incentive Plan, as amended and restated as of May 24, 2018.	8-K	001-37670	10.2	5/24/18
10.13	Ninth Amendment and Joinder to Credit Agreement dated November 15, 2018, among Lonestar Resources America Inc., the Guarantors party hereto, Citibank, N.A, as administrative agent and issuing bank, and lenders party thereto.	8-K	001-37670	10.1	11/19/18
21.1	List of subsidiaries of Lonestar Resources US Inc.					*
23.1	Consent of BDO USA, LLP					*
23.2	Consent of W.D. Von Gonten & Co.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Accounting Officer					**
99.1	Report of W.D. Von Gonten & Co. regarding the Company’s estimated proved reserves as of December 31, 2017, dated February 20, 2018	10-K/A	001-37670	99.2	11/2/18
99.2	Report of W.D. Von Gonten & Co. regarding the Company’s estimated proved reserves as of December 31, 2018, dated February 19, 2019					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.

**	Furnished herewith

†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONESTAR RESOURCES US INC.

March 13, 2019	/s/ Frank D. Bracken, III
Frank D. Bracken, III
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Frank D. Bracken, III	Chief Executive Officer and Director	March 13, 2019
Frank D. Bracken, III	(Principal Executive Officer)

/s/ Jason N. Werth	Chief Accounting Officer	March 13, 2019
Jason N. Werth	(Principal Financial and Accounting Officer)

/s/ John Pinkerton	Chairman of the Board	March 13, 2019
John Pinkerton

/s/ Henry B. Ellis	Director	March 13, 2019
Henry B. Ellis

/s/ Daniel R. Lockwood	Director	March 13, 2019
Daniel R. Lockwood

/s/ Matthew B. Ockwood	Director	March 13, 2019
Matthew B. Ockwood

/s/ Stephen H. Oglesby	Director	March 13, 2019
Stephen H. Oglesby

/s/ Phillip Z. Pace	Director	March 13, 2019
Phillip Z. Pace

/s/ Randy L. Wolsey	Director	March 13, 2019
Randy L. Wolsey

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Lonestar Resources US Inc.
Fort Worth, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lonestar Resources US, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Dallas, Texas
March 13, 2019

PART I—FINANCIAL INFORMATION
Item 8. Financial Statements.
Lonestar Resources US Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$5,355	$2,538
Accounts receivable
Oil, natural gas liquid and natural gas sales	15,103	12,289
Joint interest owners and other, net	4,541	794
Related parties	301	162
Derivative financial instruments	15,841	472
Prepaid expenses and other	1,966	2,365
Total current assets	43,107	18,620
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	960,711	747,370
Unproved properties	81,850	81,511
Other property and equipment	17,727	15,763
Less accumulated depreciation, depletion, amortization and impairment	(369,529)	(274,374)
Property and equipment, net	690,759	570,270
Derivative financial instruments	7,302	—
Other non-current assets	2,944	2,918
Total assets	$744,112	$591,808
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,260	$25,901
Accounts payable – related parties	181	389
Oil, natural gas liquid and natural gas sales payable	13,022	8,747
Accrued liabilities	28,128	16,583
Derivative financial instruments	430	12,336
Total current liabilities	60,021	63,956
Long-term liabilities
Long-term debt	436,882	301,155
Asset retirement obligations	7,195	5,649
Deferred tax liability, net	12,370	4,769
Equity warrant liability	366	508
Equity warrant liability - related parties	689	963
Derivative financial instruments	21	9,802
Other non-current liabilities	4,021	1,316
Total long-term liabilities	461,544	324,162
Commitments and contingencies (Note 14)
Stockholders’ equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 24,645,825 and 24,506,647 issued and outstanding, respectively	142,655	142,655
Class B non-voting common stock, $0.001 par value, 5,000 shares authorized, 0 and 2,500 issued and outstanding, respectively	—	—
Series A-1 convertible participating preferred stock, $0.001 par value, 91,784 and 83,968 shares issued and outstanding, respectively	—	—
Additional paid-in capital	174,379	174,871
Accumulated deficit	(94,487)	(113,836)
Total stockholders’ equity	222,547	203,690
Total liabilities and stockholders’ equity	$744,112	$591,808
See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Revenues
Oil sales	$167,743	$80,505
Natural gas liquid sales	18,471	7,086
Natural gas sales	14,955	6,477
Total revenues	201,169	94,068
Expenses
Lease operating and gas gathering	26,008	17,385
Production and ad valorem taxes	11,029	5,523
Depreciation, depletion and amortization	83,582	56,957
Loss on sale of oil and gas properties	—	466
Impairment of oil and gas properties	12,169	33,413
General and administrative	16,017	12,626
Acquisition costs and other	1,821	3,139
Total expenses	150,626	129,509
Income (loss) from operations	50,543	(35,441)
Other income (expense)
Interest expense	(38,943)	(26,071)
Unrealized gain on warrants	416	3,088
Gain (loss) on derivative financial instruments	22,744	(14,080)
Loss on extinguishment of debt	(8,620)	—
Total other expense, net	(24,403)	(37,063)
Income (loss) before income taxes	26,140	(72,504)
Income tax (expense) benefit	(6,792)	29,019
Net income (loss)	19,348	(43,485)
Preferred stock dividends	(7,816)	(3,968)
Net income (loss) attributable to common stockholders	$11,532	$(47,453)

Net income (loss) per common share attributable to common stockholders
Basic	$0.29	$(2.13)
Diluted	$0.28	$(2.13)

Weighted Average Shares Outstanding
Basic	24,619,730	22,252,149
Diluted	24,801,143	22,252,149
See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Class A Common Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2016	21,822,015	$142,652	—	$—	—	$—	$87,260	$(70,351)	$159,561
Shares issued for asset acquisitions	—	—	5,400	—	2,684,632	3	10,792	—	10,795
Conversion of Series A-2 Preferred	—	—	76,577	—	—	—	75,504	—	75,504
Conversion of Series B Preferred	2,684,632	3	—	—	(2,684,632)	(3)	—	—	—
Payment-in-kind dividends	—	—	1,991	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,315	—	1,315
Net loss	—	—	—	—	—	—	—	(43,485)	(43,485)
Balances at December 31, 2017	24,506,647	$142,655	83,968	$—	—	$—	$174,871	$(113,836)	$203,690
Shares issued pursuant to stock-based compensation plan	139,178	—	—	—	—	—	(601)	—	(601)
Retirement of Class B Common Stock	—	—	—	—	—	—	(10)	—	(10)
Payment-in-kind dividends	—	—	7,816	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	119	—	119
Net income	—	—	—	—	—	—	—	19,348	19,348
Balances at December 31, 2018	24,645,825	$142,655	91,784	$—	—	$—	$174,379	$(94,487)	$222,547
See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$19,348	$(43,485)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	83,582	56,957
Stock-based compensation	1,707	1,629
Stock-based payments	(601)	—
Deferred taxes	7,601	(29,191)
(Gain) loss on derivative financial instruments	(22,744)	14,080
Settlements of derivative financial instruments	(22,623)	5,207
Impairment of oil and natural gas properties	12,169	33,413
Loss on abandonment of property and equipment	170	—
Non-cash interest expense	5,194	4,571
Unrealized gain on warrants	(416)	(3,088)
Changes in operating assets and liabilities
Accounts receivable	(5,391)	(6,851)
Prepaid expenses and other assets	(3,296)	833
Accounts payable and accrued expenses	13,372	9,371
Net cash provided by operating activities	88,072	43,446

Cash flows from investing activities
Acquisition of oil and gas properties	(45,539)	(113,726)
Development of oil and gas properties	(171,413)	(81,875)
Purchases of other property and equipment	(2,518)	(13,142)
Net cash used in investing activities	(219,470)	(208,743)

Cash flows from financing activities
Proceeds from borrowings	423,745	123,968
Payments on borrowings	(289,520)	(34,017)
Proceeds from sale of preferred stock	—	77,800
Repurchase and retirement of Class B Common Stock	(10)	—
Cost to issue equity	—	(3,296)
Payments of debt issuance costs and other	—	(2,688)
Net cash provided by financing activities	134,215	161,767

Increase (decrease) in cash and cash equivalents	2,817	(3,530)
Cash and cash equivalents, beginning of the period	2,538	6,068
Cash and cash equivalents, end of the period	$5,355	$2,538

Supplemental information:
Cash paid for taxes	$1,242	$2,474
Cash paid for interest	24,395	20,389
Non-cash investing and financing activities:
Asset retirement obligation	$1,331	$2,827
(Decrease) increase in liabilities for capital expenditures	(4,603)	8,379
Preferred stock issued for business acquisitions	—	10,795
See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.
Notes to Consolidated Financial Statements
1. Basis of Presentation
Organization and Nature of Operations
Lonestar Resources US Inc. (“Lonestar” or the "Company") is a Delaware corporation whose common stock is listed and traded on the Nasdaq Global Select Market under the symbol “LONE”. The Company is an independent oil and natural gas company focused on the exploration, development and production of unconventional oil, natural gas liquids and natural gas in the Eagle Ford Shale play in South Texas.
Principles of Reporting and Consolidation
The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP”) and include the accounts of Lonestar and entities in which we hold a controlling financial interest. Undivided interests in oil and gas joint ventures are consolidated on a proportionate basis. All intercompany balances and transactions have been eliminated.
Certain reclassifications have been made to the 2017 consolidated financial statement and footnote amounts in order to conform them to the 2018 presentation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties and impairment of proved and unproved oil and gas properties, in part, is determined using estimates of proved oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Significant estimates underlying these financial statements also include the estimated costs and timing of asset retirement obligations, the fair value of commodity derivatives, the fair value of warrants, restricted stock units and stock appreciation rights, accruals related to oil and natural gas volumes and revenues, and estimates related to income taxes. Changes in facts and circumstances or additional information may result in revised estimates, actual results may differ from these estimates.
Cash Equivalents
The Company considers all highly-liquid investments to be cash equivalents if they have maturities of three months or less when purchased.
Concentrations and Credit Risk
Lonestar's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and derivative receivables (see Note 4. Commodity Price Risk Activities). The Company places its cash and cash equivalents with reputable financial institutions. At times, the balances deposited may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not incurred any losses related to amounts in excess of FDIC limits.
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

For the year ended December 31, 2018, oil, NGL and natural gas revenues from Enterprise Crude Oil LLC, Vitol Inc., Shell Trading (US) Company, Texla Energy Management, Inc. and NGL Crude Logistics LLC, represented 27%, 16%, 15%, 15%, and 11%, respectively, of total revenues. For the year ended December 31, 2017, oil, NGL and natural gas revenues from Vitol Inc., Shell Trading (US) Company, Texla Energy Management, Inc., Trafigura AG, and NGL Crude Logistics LLC represented 35%, 20%, 16%, 14% and 10%, respectively, of total revenues.
As of December 31, 2018, receivables relating to oil, NGL and natural gas sales from Enterprise Crude Oil LLC, Phillips 66, Shell Trading (US) Company, and NGL Crude Logistics LLC represented 37%, 23%, 22%, and 10%, respectively, of total receivables. As of December 2017, receivables relating to oil, NGL and natural gas sales from Vitol Inc., Shell Trading (US) Company and NGL Crude Logistics LLS represented 59%, 19% and 17%, respectively, of total receivables.
Oil and Natural Gas Properties
Lonestar uses the successful efforts method of accounting to account for its oil and natural gas properties. Under this method, costs of acquiring properties, costs of drilling successful exploration wells, and development costs are capitalized. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. The Company’s policy is to expense the costs of such exploratory wells if a determination of proved reserves has not been made within a 12-month period after drilling is complete. As of December 31, 2018, the Company did not have any capitalized exploratory well costs that were pending determination of proved reserves. All costs related to development wells, including related production equipment and lease acquisition costs, are capitalized when incurred, whether productive or nonproductive.
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
On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and any gain or loss is recognized. On the sale or retirement of a partial unit of a proved property, a pro-rata portion of the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts.
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

Impairment of Long-Lived Assets
The carrying value of long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. Judgments and assumptions are inherent in management’s estimate of undiscounted future cash flows and an asset’s fair value. These judgments and assumptions include such matters as the estimation of oil and gas reserve quantities, risks associated with the different categories of oil and gas reserves, the timing of development and production, expected future commodity prices, capital expenditures, production costs, and appropriate discount rates.
The Company evaluates impairment of proved and unproved oil and gas properties on a region basis. On this basis, certain regions may be impaired because they are not expected to recover their entire carrying value from future net cash flows. As a result of this evaluation, the Company recorded impairment of unproved oil and gas properties of approximately $12.2 million and $28.6 million for the years ended December 31, 2018 and 2017, respectively, and impairment of proven oil and gas properties of $4.8 million for the year ended December 31, 2017. If pricing declines, it is reasonably likely that the Company may have to record impairment of its oil and gas properties subsequent to December 31, 2018.
Asset Retirement Obligations
Asset retirement obligations are recognized at their fair value at the time that the obligations are incurred. Oil and gas producing companies incur such a liability upon acquiring or drilling a well. Under ASC 410, an asset retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties in the accompanying consolidated balance sheets, which is allocated to expense over the useful life of the asset. Periodic accretion of the discount on asset retirement obligations is recorded as part of depreciation, depletion and amortization ("DD&A") expense in the accompanying consolidated statement of operations. See Note 7. Asset Retirement Obligations, for more information.
Revenue Recognition
Lonestar recognizes revenue at an amount that reflects the consideration to which we expect to be entitles in exchange for transferring goods or services to a customer, using a five-step process, in accordance with ASC 606, Revenue from Contracts with Customers. See Note 5. Revenue Recognition.
Derivatives
The Company utilizes oil and natural gas derivative contracts to mitigate its exposure to commodity price risk associated with its future oil and natural gas production. These derivative contracts have historically consisted of fixed-price swaps, basis swaps, and collars. We do not apply hedge accounting; accordingly, all derivatives are recorded in the accompanying consolidated balance sheets at estimated fair value. The Company recognizes all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they occur. See Note 4. Commodity Price Activities for more information.
Income Taxes
Lonestar follows the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company periodically evaluates the realizable tax benefits of deferred tax assets and records a valuation allowance, if required, based on an estimate of the amount of deferred tax assets the Company believes does not meet the more likely than not criteria of being realized. In certain circumstances, the deferred tax asset may exceed the amount permissible to be used under the tax law, for example, a net operating loss carryforward. In such cases it is appropriate to write-off the excess net operating loss. See Note 10. Income Taxes for more information.
The Company evaluates uncertain tax positions, which requires significant judgments and estimates regarding the recoverability of deferred tax assets, the likelihood of the outcome of examinations of tax positions that may or may not be currently under review, and potential scenarios involving settlements of such matters. Changes in these estimates could materially impact the consolidated financial statements. No liability for material uncertain tax positions existed as of December 31, 2018 or 2017.
Share-Based Payments
Lonestar accounts for equity-based awards in accordance with ASC 718, Compensation-Stock Compensation, which requires companies to recognize in the statement of operations all share-based payments granted to employees based on their fair value. Share-based compensation is recognized by the Company on the graded vesting method over the requisite service period, which approximates the option vesting period of three years. Grants that can be settled in either cash or shares are treated as liabilities on the accompanying consolidated balance sheets.
Net Income (Loss) per Common Share
The two-class method is utilized to compute earnings per common share as our Class A Participating Preferred Stock (the "Preferred Stock") is considered a participating security. Under the two-class method, losses are allocated only to those securities that have a contractual obligation to share in the losses of the Company. The Preferred Stock is not obligated to absorb Company losses and accordingly is not allocated losses. Net income attributable to common stockholders is allocated between common stock and participating securities based on the weighted average number of common shares and participating securities outstanding for the period.
Basic earnings per share is computed by dividing the allocated net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
Diluted earnings per share is computed similarly except that the denominator is increased to include dilutive potential common shares. Potential common shares consist of warrants, equity compensation awards and Preferred Stock. In certain circumstances adjustment to the numerator is also required for changes in income or loss resulting from the potential common shares. Basic weighted average common shares exclude shares of non-vested restricted stock. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic earnings per share.

The following is a reconciliation of basic and diluted earnings per share:

In thousands, except shares and per-share data	Year ended December 31,
	2018	2017
Numerator - Basic
Total net income (loss) attributable to common stockholders	$11,532	$(47,453)
Less: allocation to participating securities	(4,270)	—
Net income (loss) attributable to common stockholders - basic	$7,262	$(47,453)

Numerator - Diluted
Net income (loss) attributable to common stockholders - basic	$7,262	$(47,453)
Unrealized gain on Warrants, net of income tax	(329)	—
Net income (loss) attributable to common stockholders - diluted	$6,933	$(47,453)

Denominator
Weighted average number of common shares - basic	24,619,730	22,252,149
Warrants converted under the Treasury Stock method	181,413	—
Weighted average number of common shares - diluted	24,801,143	22,252,149

Earnings per share
Basic	$0.29	$(2.13)
Diluted	$0.28	$(2.13)
The following weighted average securities could potentially dilute earnings per share for the periods indicated, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive:

	Year ended December 31,
	2018	2017
Preferred stock	14,480,730	7,432,493
Warrants	—	760,000
Stock appreciation rights	922,945	576,986
Restricted stock units	847,542	560,853
2. Recently Issued Accounting Pronouncements
Leases. In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02"). The standard requires lessees to recognize a right of use asset ("ROU asset") and lease liability on the balance sheet for the rights and obligations created by leases. ASU 2016-02 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), which provides for an alternative transition method by allowing entities to initially apply the new leases standard at the adoption date, January 1, 2019, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Comparative periods presented in the financial statements will continue to be in accordance with ASC Topic 840, Leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted.
In the normal course of business, the Company enters into lease agreements to support its exploration and development operations and lease assets, such as drilling rigs, field services and well equipment, office space and other assets. The Company adopted the new standard on the effective date of January 1, 2019, using a modified retrospective approach as permitted under ASU 2018-11.

The new standard provides a number of optional practical expedients in transition. The Company expects to:
• elect the package of 'practical expedients', which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs;
• elect the practical expedient pertaining to land easements and plan to account for existing land easements under the Company's current accounting policy;
• elect the short-term lease recognition exemption for all leases that qualify and, as such, no ROU asset or lease liability will be recorded on the balance sheet and no transition adjustment will be required for short-term leases; and
• elect the practical expedient to not separate lease and non-lease components for all of the Company's leases.
The Company does not expect to elect the hindsight practical expedient in determining the lease term and assessing impairment of ROU assets when transitioning to ASU 2016-02.
The Company estimates the most significant impact, if any, will relate to the recognition of new ROU assets and lease liabilities on its balance sheet for operating leases, as well as additional disclosures. Consequently, with adoption, the Company expects to recognize additional operating liabilities of less than $1 million with corresponding ROU assets.
Revenue Recognition. Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue From Contracts with Customers ("ASU 2014-09"), using the modified retrospective method. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of accumulated deficit; however, no adjustment was required as a result of adopting the new standard. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606. The comparative information has not been restated and continues to be reported under historic accounting standards in effect for those periods. The impact of the adoption of ASU 2014-09 was, and is expected to be, immaterial to the Company’s net income on an ongoing basis. See Note 5. Revenue Recognition, for further discussion.
3. Acquisitions and Divestitures
Sooner Acquisition
On November 15, 2018, Lonestar completed the acquisition of oil and gas properties in the Sugarkane Field in DeWitt County, Texas, for $38.7 million, before closing adjustments, from Sabine Oil & Gas Corporation and Alerion Gas AXA, LLC (the “Sooner Acquisition”). The acquisition was financed with funds available from our Credit Facility, as well as cash from operations. The Sooner Acquisition was accounted for as an asset acquisition applying the guidance of ASU 2017-01. As such, the properties were recorded based on the fair value of the total consideration transferred on the acquisition date, and all of the value of the transaction was allocated to proved oil and gas properties. Transaction costs of $0.3 million were capitalized as a component of the cost of the assets acquired.
New Corporate Headquarters
On August 2, 2017, Lonestar closed on the purchase of an office building in Fort Worth, Texas, with an acquisition price approximating $10 million, to which the Company relocated its corporate operations in February 2018. In light of the relocation, the Company recorded an impairment charge of $1.6 million in Other Expense during the first quarter of 2018, primarily reflecting the remaining future minimum rentals of the lease for the Company’s prior corporate office from the date of relocation to the end of the remaining lease term.

Battlecat Acquisition
On June 15, 2017, Lonestar closed an acquisition with Battlecat Oil & Gas, LLC (“Battlecat”) whereby the Company acquired oil and gas properties in the Eagle Ford Shale play in DeWitt, Gonzales and Karnes County, Texas (the “Battlecat Acquisition”). The total purchase consideration of approximately $59.8 million consisted of $55.0 million in cash and 1,184,632 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”) at a value of approximately $4.8 million. Allocation of the purchase consideration was as follows: $56.3 million to proved reserves; $2.9 million to unproved reserves and $0.6 million to unevaluated acreage and other assets. Additionally, the Company recorded an asset retirement obligation of approximately $0.2 million, resulting in fair value of net assets acquired of approximately $59.6 million. The Company accounted for the acquisition as a business combination under ASC 805. Acquisition-related costs of approximately $1.5 million were charged to Acquisition Costs in the Consolidated Statements of Operations.
Marquis Acquisition
On June 15, 2017, Lonestar closed an acquisition with SN Marquis LLC (a subsidiary of Sanchez Energy Corporation) (“Marquis”) whereby the Company acquired oil and gas properties in the Eagle Ford Shale play in Fayette, Gonzales and Lavaca County, Texas (the “Marquis Acquisition”). The total purchase consideration of approximately $50.0 million consisted of $44.0 million in cash and 1,500,000 shares of Series B Preferred Stock at a value of approximately $6.0 million. Allocation of the purchase price was as follows: $48.0 million to proved reserves; $0.6 to unproved reserves and $1.4 million to land, building and other assets. Additionally, the Company recorded an asset retirement obligation of approximately $1.9 million, resulting in fair value of net assets acquired of approximately $48.1 million. The Company accounted for the acquisition as a business combination under ASC 805. Acquisition-related costs of approximately $1.2 million were charged to Acquisition Costs in the Consolidated Statements of Operations.
4. Commodity Price Risk Activities
Lonestar enters into certain commodity derivative instruments to mitigate commodity price risk associated with a portion of its future oil, NGL and natural gas production and related cash flows. The oil, NGL and natural gas revenues and cash flows are affected by changes in commodity product prices, which are volatile and cannot be accurately predicted. The objective for entering into these commodity derivatives is to protect the operating revenues and cash flows related to a portion of the future oil, NGL and natural gas sales from the risk of significant declines in commodity prices, which helps ensure the Company’s ability to fund the capital budget.
Inherent in Lonestar's fixed price contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company. As of December 31, 2018, the Company had no open physical delivery obligations.
The following table summarizes Lonestar's commodity derivative contracts as of December 31, 2018:

	Contract			Volume Hedged	Weighted
Commodity	Type	Period	Range (1)	(Bbls/Mcf per day)	Average Price
Oil – WTI	Swaps	Jan - Dec 2019	$48.04 - $69.56	6,000	$53.88
Oil – Argus WTI(2)	Basis Swaps	Jan - Dec 2019	5.00 - 5.55	6,000	5.05
Oil – WTI	Swaps	Jan - June 2020	48.90 - 65.56	2,592	55.70
Oil - WTI	Swaps	July - Dec 2020	55.06 - 65.56	2,765	58.15
Natural Gas - Henry Hub	Swaps	Jan - Mar 2019	3.24 - 4.41	15,000	3.78
Natural Gas - Henry Hub	Swaps	Oct - Dec 2019	2.78 - 2.98	15,000	2.87
(1) Ranges presented for fixed-price swaps and basis swaps represent the lowest and highest fixed prices of all open contracts for the period presented.
(2) Basis swap contracts establish a fixed amount for the differential between Argus WTI and Argus LLS prices on a trade-month basis for the period indicated.

During February and March of 2019, the Company entered into additional WTI swaps for 122,500 Bbls at a strike price of $58.72 per Bbl for the period of May through December 2019, and 732,000 Bbls at a weighted average strike price of $57.85 per Bbl for the period of January through December 2020. During February 2019, the Company also entered into additional Henry Hub swaps for the period of January through December 2019 for 2,745,000 Mcf at a weighted average strike price of $2.77 per Mcf.
As of December 31, 2018, all of the Company’s derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.
5. Revenue Recognition
Operating revenues are comprised of sales of crude oil, NGLs and natural gas, as presented in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017.
Accounting Policies
Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The Company recognizes revenue when control has been transferred to the customer, generally at the time commodities reach an agreed-upon delivery point. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated formula, list or fixed price based on a market index. Typically, the Company sells its products directly to customers generally under agreements with payment terms less than 30 days.
Oil Revenues
The Company's crude oil sales contracts are generally structured such that Lonestar commits and dedicates for sale a specified volume of oil production from agreed-upon leases to a purchaser. Oil is sold at a contractually-specified index price plus or minus a differential, and title and control of the product generally transfers at the delivery point specified in the contract, at which point related revenue is recognized. For those leases in which Lonestar operates with other working interest owners, the Company recognizes oil revenue proportionate to its entitled share of volumes sold. Currently, all of Lonestar’s oil production comes from the Eagle Ford play in South Texas, and direct sales to four purchasers account for the majority of its oil sales.
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
Production Imbalances
Revenue is recorded based on the Company’s share of volumes sold, regardless of whether the Company has taken its proportional share of volumes produced. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. There were no imbalances at December 31, 2018.
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
The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
Accounts Receivable and Other
Accounts receivable – Oil, natural gas liquid and natural gas sales consist of amounts due from purchasers for commodity sales from our Eagle Ford fields. Payments from purchasers are typically due by the last day of the month following the month of delivery. There was no bad debt expense for any period presented, and an allowance for uncollectible accounts is unnecessary. The Company’s operations do not result in any contract assets or liabilities on the accompanying consolidated balance sheets.
6. Fair Value Measurements
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

Assets and liabilities measured at fair value on a recurring basis
The following table presents Lonestar's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017, for each fair value hierarchy level:

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018
Assets:
Commodity derivatives	$—	$23,143	$—	$23,143
Liabilities:
Commodity derivatives	—	(451)	—	(451)
Warrants	—	—	(1,055)	(1,055)
Stock-based compensation	(1,267)	—	(636)	(1,903)
Total	$(1,267)	$22,692	$(1,691)	$19,734

December 31, 2017
Assets:
Commodity derivatives	$—	$472	$—	$472
Liabilities:
Commodity derivatives	—	(22,138)	—	(22,138)
Warrants	—	—	(1,471)	(1,471)
Stock-based compensation	—	—	(314)	(314)
Total	$—	$(21,666)	$(1,785)	$(23,451)
Commodity Derivatives
The Company's commodity derivatives represent non-exchange-traded oil and natural gas fixed-price swaps that are based on NYMEX pricing and fixed-price basis swaps that are based on regional pricing other than NYMEX (e.g., Louisiana Light Sweet). The asset and liability measurements for the Company's commodity derivative contracts represent Level 2 inputs in the hierarchy, as they are valued based on observable inputs other than quoted prices.
Warrants
The fair value of the Company's warrants is based on Black-Scholes valuations. In addition to the Company's observable stock price, other significant inputs are considered unobservable, and the Company has designated these estimates as Level 3.
Stock-Based Compensation
The Company's stock-based compensation includes the liability associated with restricted stock units ("RSUs") and stock appreciation rights ("SARs") dependent on the fair value of Lonestar's publicly-traded common stock. The fair value of RSUs is measured based on measurable prices on a major exchange; the significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs. The Black-Scholes model used to determine the fair value of the SARs uses inputs, in addition to the Company's observable stock price, that are considered unobservable; to this end the Company has designated these estimates as Level 3. See Note 12. Stock-Based Compensation, below for more information.
Level 3 gains and losses
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the year ended December 31, 2018.

In thousands	Warrant	Stock-Based Compensation	Total
Balance at December 31, 2017	$(1,471)	$(314)	$(1,785)
Unrealized gains (losses)	416	(322)	94
Balance at December 31, 2018	$(1,055)	$(636)	$(1,691)
Assets and liabilities measured at fair value on a nonrecurring basis
Non-recurring fair value measurements include certain non-financial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and natural gas property assessments; warrants issued in debt or equity offerings and the initial recognition of asset retirement obligations for which fair value is used. These estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these estimates as Level 3.
Other fair value measurements
The book values of cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company, except for bonds, which are recorded at amortized cost less debt issuance costs. The fair value of the 11.25% Senior Notes (as defined in Note 9. below) was approximately $234 million as of December 31, 2018, and are considered a Level 3 liability, as they are based on market transactions that occur infrequently as well as internally generated inputs.

7. Asset Retirement Obligations
Lonestar recognizes the fair value of its asset retirement obligations related to the plugging, abandonment, and remediation of oil and gas producing properties. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets.
The liability has been accreted to its present value as of December 31, 2018. The Company evaluated its wells and has determined a range of abandonment dates through December 2070.
The following provides a reconciliation of activity in the asset retirement obligations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
In thousands	2018	2017
Beginning asset retirement obligations	$5,649	$2,683
Wells drilled during the year	408	220
Wells acquired during the year	223	2,797
Accretion expense	215	139
Revisions in estimated retirement obligations(1)	790	(190)
Wells plugged and abandoned during the year	(90)	—
Ending asset retirement obligations	$7,195	$5,649

(1)
Revisions of previous estimates during the year ended December 31, 2018 are primarily attributable to changes in estimates of the amount of future costs for oilfield services required to plug and abandon wells.

8. Accrued Liabilities
The following table provides detail of Lonestar's accrued liabilities as of December 31, 2018 and 2017:

	December 31,
In thousands	2018	2017
Bonus payable	$3,244	$2,250
Payroll payable	773	18
Accrued interest - 8.75% Senior Notes	—	2,768
Accrued interest - 11.25% Senior Notes	14,063	—
Accrued interest - other	104	1,015
Accrued rent	105	156
Accrued well costs	9,026	8,386
Accrued severance, property and franchise taxes	96	115
Accrued federal income tax	441	1,147
Other	276	728
Total accrued liabilities	$28,128	$16,583

9. Long-Term Debt
The following long-term debt obligations were outstanding as of December 31, 2018 and 2017:

	December 31,
In thousands	2018	2017
Senior Secured Credit Facility	$183,000	$142,080
8.75% Senior Notes due 2019	—	151,848
11.25% Senior Notes due 2023	250,000	—
Mortgage debt	9,151	7,891
Other	275	759
Total long-term debt	442,426	302,578
Unamortized discount	(4,500)	(949)
Unamortized debt issuance costs	(1,044)	(474)
Total long-term debt net of discount and debt issuance costs	$436,882	$301,155
Senior Secured Credit Facility
On July 28, 2015, Lonestar closed a Credit Agreement for a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”). The Credit Facility has a maturity date of November 15, 2023. As of December 31, 2018 and 2017, $183.0 million and $142.1 million was borrowed, respectively, under the Credit Facility. Borrowing availability was $91.5 million as of December 31, 2018, which reflects $0.5 million of letters of credit outstanding.
The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base under the Credit Facility. As of December 31, 2018, the borrowing base and lender commitments for the Credit Facility was $275.0 million. The borrowing base under the Credit Facility is determined semi-annually as of May 1 and November 1.
Borrowings under the Credit Facility, at Lonestar's election, bear interest at either: (i) an alternate base rate (“ABR”) equal to the higher of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% per annum, and (c) the adjusted LIBO rate of a three-month interest period on such day plus 1.0%; or (ii) the adjusted LIBO rate, which is the rate stated on Reuters screen LIBOR1 page, for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in clauses (i) and (ii) above, an applicable margin ranging from 1.50% to 2.50% for ABR loans and from 2.50% to 3.50% for adjusted LIBO rate loans). The weighted average interest rate on borrowings under the Credit Facility was 5.13% for the year ended December 31, 2018.
Subject to certain permitted liens, the Company's obligations under the Credit Facility have been secured by the grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries (currently 90%).
The Credit Facility contains certain financial performance covenants, as defined in the Credit Facility, including the following:

•	A maximum debt to EBITDAX ratio of 4.0 to 1.0, and

•	A current ratio of not less than 1.0 to 1.0.
The Company was in compliance with the terms of the Credit Facility as of December 31, 2018.
Sixth Amendment
In connection with closing the Marquis Acquisition and the Battlecat Acquisition, in June 2017, Lonestar entered into the Sixth Amendment and Joinder to Credit Agreement (the “Sixth Amendment”) to (i) increase the borrowing base from $112 million to $160 million, (ii) modify the maximum leverage ratio threshold to be 4.0 to 1.0 for all periods, starting with the fiscal quarter ending September 30, 2017, and providing that EBITDAX (as defined in the Credit Facility) shall be calculated at the end of each fiscal quarter using the results of the twelve-month period ending with that fiscal quarter end; provided, that EBITDAX shall be calculated (x) at the end of the fiscal quarter ending September 30, 2017 using an amount equal to the EBITDAX for such fiscal quarter, multiplied by four, (y) at the end of the fiscal quarter ending December 31 ,2017 using an amount equal to the EBITDAX for the two fiscal quarter period ended on such date, multiplied by two and (z) at the end of the fiscal quarter ending March 31, 2018 using an amount equal to the EBITDAX for the three fiscal quarter period ended on such date, multiplied by four-thirds, (iii) permit the Company to declare and pay dividends equal to the amount of any cash dividends declared and payable in accordance with the terms of the Company’s Certificate of Designations of Convertible Participating Preferred Stock, Series A-1, and Certificate of Designations of Convertible Participating Preferred Stock, Series A-2, subject to certain specified terms and conditions and (iv) amend certain other provisions of the Credit Facility.
Seventh Amendment
In January 2018, the Company entered into the Limited Waiver, Borrowing Base Redetermination Agreement, and Amendment No. 7 to the Credit Agreement (the "Seventh Amendment"), which (i) maintained the borrowing base of $160 million until the next redetermination date; (ii) waived the borrowing base redetermination that would otherwise have occurred in connection with the incurrence of the 11.25% Senior Notes (see below), and (iii) amended certain other provisions of the Credit Facility, as set forth more specifically in the Seventh Amendment.
Eighth Amendment
In May 2018, the Company entered into the Borrowing Base Redetermination Agreement and Amendment No. 8 to Credit Agreement (the "Eighth Amendment"), which (i) increased the borrowing base from $160 million to $190 million and (ii) reallocated the commitments and outstanding loans among lenders, as set forth more specifically in the Eighth Amendment.
Ninth Amendment
In November 2018, the Company entered into the Ninth Amendment and Joinder (the "Ninth Amendment"), which (i) increased the borrowing base from $190 million to $275 million; (ii) extended the maturity date of the Credit Facility to November 15, 2023, and (iii) amended certain other provisions of the Credit Facility, as set forth more specifically in the Ninth Amendment.
11.25% Senior Notes
In January 2018, the Company issued $250.0 million of 11.250% Senior Unsecured Notes due 2023 (the “11.25% Senior Notes”) to U.S.-based institutional investors. The net proceeds of $244.4 million were used to fully retire the 8.75% Senior Notes (as defined below), which included principal, interest and a prepayment premium totaling approximately $162.0 million. The remaining net proceeds were used to reduce borrowings under the Credit Facility.
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

8.75% Senior Notes
On April 4, 2014, Lonestar issued, at par, $220.0 million of 8.750% Senior Unsecured Notes due April 15, 2019 (the “8.75% Senior Notes”) to U.S.-based institutional investors.
Using proceeds from the issuance of the 11.25% Senior Notes, the Company fully retired the 8.75% Senior Notes in January 2018. Pursuant to the terms of the indenture noted above, the 8.75% Senior Notes were redeemed at 104.375% of the outstanding principal amount, or approximately $158.5 million, which excluded accrued interest. In connection with this transaction, the Company recognized an $8.6 million loss on extinguishment during the first quarter of 2018.
Debt Issuance Costs
The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. At December 31, 2018 and 2017, the Company had approximately $1.7 million and $2.3 million, respectively, of debt issuance costs associated with issuance of the Credit Facility remaining that are being amortized over the lives of the respective debt which are recorded as Other Non-Current Assets in the accompanying consolidated balance sheets.
Securities Purchase Agreement and Second Lien Notes
On August 2, 2016, Lonestar entered into a Securities Purchase Agreement with Juneau Energy, LLC, as initial purchaser (“Juneau”), Leucadia National Corporation (“Leucadia”), as guarantor of Juneau’s obligations, the other purchasers party thereto and Jefferies, LLC, in its capacity as the collateral agent for the purchasers, relating to the issuance and sale of (i) up to $49.9 million aggregate principal amount of the Company's 12% Senior Secured Second Lien Notes due 2021 (the “Second Lien Notes”) and (ii) five-year warrants to purchase up to an aggregate 998,000 shares of the Company’s Class A voting common stock at a price equal to $5.00 per share (the “Warrants”). The balance of the warrants is reflected in Equity Warrant Liability – Related Parties on the accompanying consolidated balance sheets. The Second Lien Notes were secured by second-priority liens on substantially all of the Company and its subsidiaries’ assets to the extent such assets secure obligations under the Credit Facility.
During 2016, the Company issued $38.0 million in aggregate principal amount of Second Lien Notes and issued Warrants to purchase 760,000 shares of its Class A voting common stock. The Company recorded an equity warrant liability of approximately $5.1 million which was the fair value amount at the date of issuance. The Warrants were adjusted to fair value at December 31, 2018 which resulted in a gain on the Warrants of approximately $0.4 million for the year ended December 31, 2018, which is recorded in the accompanying consolidated statements of operations. Proceeds from the Second Lien Notes issuance were used to repurchase approximately $68.2 million in aggregate principal amount of the 8.75% Senior Notes in privately negotiated open market repurchases with holders of such notes, and to pay related fees and expenses related to the foregoing. The repurchase amounts paid were approximately $36.2 million in cash.
In December 2016, the Company repaid $21.0 million principal of the Second Lien Notes with proceeds from the offering of the Company’s Class A voting common stock (the “2016 Common Stock Offering”).
In June 2017, the Company repaid the remaining $17.0 million principal of the Second Lien Notes including an early payment premium of approximately $1.1 million with borrowings from the Credit Facility.
As of December 31, 2018, our debt is payable over the next five years and thereafter as follows:

In thousands
2019	$62
2020	66
2021	71
2022	76
2023	433,006
Thereafter	9,145
Total debt	$442,426

10. Income Taxes
The income tax provision is as follows:

	Year Ended December 31,
In thousands	2018	2017
Current income tax (benefit) expense
Federal	$(1,100)	$59
State	291	113
Total current income tax (benefit) expense	(809)	172
Deferred tax expense (benefit)
Federal	7,686	(29,125)
State	(85)	(66)
Total deferred income tax expense (benefit)	7,601	(29,191)
Total income tax expense (benefit)	$6,792	$(29,019)
The following table provides a reconciliation of Lonestar's actual income tax provision amounts from the expected income tax provision amount by applying the U.S. federal statutory corporate income tax rate of 21% and 35% for the years ended December 31, 2018 and 2017, respectively:

	Year Ended December 31,
In thousands	2018	2017
Expected income tax expense (benefit) at statutory rate	$5,489	$(25,370)
Permanent differences	123	(357)
Adjustment to NOL	1,119	—
Remeasurement of deferred balances due to federal rate change	—	(4,140)
State tax, tax effected	146	97
Prior year differences	(210)	779
Stock-based compensation differences	112	—
Other	13	(28)
Actual income tax expense (benefit)	$6,792	$(29,019)
Significant components of the Company's deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31,
In thousands	2018	2017
Deferred tax assets
Net operating loss carryforward	$17,765	$20,874
Stock-based compensation	1,973	1,891
Intangibles	304	351
Derivative instruments	—	4,429
Interest expense limitation	2,254	—
Organizational expenses and other	4,477	2,900
Total deferred tax assets	$26,773	$30,445
Deferred tax liabilities
Oil and gas properties, and other property and equipment, principally due to intangible drilling costs	$(34,332)	$(35,214)
Derivative instruments	(4,811)	—
Net deferred tax liabilities	$(12,370)	$(4,769)

The net operating loss carryforward as of December 31, 2018, approximates $84.6 million and begins to expire in 2030 with the exception $0.8 million related to fiscal year 2018, which has no expiration.
On December 22, 2016, the Company completed a public offering of 13.8 million of its Class A common stock. A change of ownership, as defined under the provisions of Section 382 of the Internal Revenue Code (“IRC”) occurred on this date. A portion of our net operating loss and tax credit carryforwards will be limited in future periods. IRC Section 382 places limitations on the amount of taxable income which may be offset by tax carryforward attributes, such as net operating losses or tax credits after a change of ownership event. As a result of this ownership change, certain of our accumulated net operating losses will be subject to an annual limitation regarding their utilization against taxable income in future periods. The 2016 change creates an estimated annual utilization limit of approximately $1.0 million on our ability to utilize net operating losses generated prior to the ownership change event. Built-in gains associated with our deferred tax attributes on the date of the ownership change may increase the net operating loss utilization limit in future periods, allowing additional utilization of net operating losses generated prior to the date of the ownership change. Due to the ownership change and the resulting limitation on the utilization of net operating loss generated prior to the change, an estimated $141.7 million of the net operating loss carryforwards were written off in 2016. As of December 31, 2018, the Company has approximately $8.7 million of percentage depletion carryover which has no expiration.
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
The Company files income tax returns in the United States federal jurisdiction and in various state jurisdictions. As of December 31, 2018, there is one current examination of federal or state jurisdictions in progress. The Company’s income tax returns related to fiscal years ended December 31, 2010 through 2018 remain open to possible examination by the tax authorities. The Company has not recorded any interest or penalties associated with uncertain tax positions.
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
The corporate alternative minimum tax (“AMT”) for tax years beginning in January 1, 2018 has also been repealed. The Act provides that existing AMT credit carryovers are refundable beginning in 2018. As of December 31, 2018, the Company had AMT credit carryovers of $1.2 million that are expected to be fully refunded by 2022.
The deductibility of interest expense for tax years beginning in January 1, 2018 has been limited to 30% of earnings before interest, taxes, depreciation, and amortization for the four years ending 2021. Deductibility of interest expense for tax years beginning in January 1, 2022 will then be limited to 30% of earnings before interest and taxes thereafter. For the year ended December 31, 2018, our deductible interest expense was limited to $25.5 million, which resulted in a $2.3 million deferred tax asset.
11. Stockholders’ Equity
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

As a result of the stockholder approval obtained in November 2017, all outstanding Series A-2 Preferred Stock was converted to Series A-1 Preferred Stock. Also, on November 3, 2017, in accordance with the terms of the Series B Certificate of Designations, all of the outstanding shares of the Company’s Series B Preferred Stock were converted on a one-for-one basis into shares of the Company’s Class A voting common stock.
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
Holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly initially at a rate of 9% per annum (the “Dividend Rate”) in cash and, for any 12 quarters (“PIK Quarters”), at the Company’s option, (i) in the form of additional shares of the respective series of Series A Preferred Stock at a per share price equal to $975 or (ii) by increasing Stated Value, in lieu of cash (collectively, the “PIK Option”). After the 12 PIK Quarters (six of which remain as of December 31, 2018), if the Company fails to fully declare and pay dividends in cash, then the Dividend Rate for Series A Preferred Stock will automatically increase by 5.0% per annum for the next succeeding dividend period and then an additional 1.0% for each successive dividend period, up to a maximum Dividend Rate of 20.0% per annum, until the Company pays dividends at such increased rate fully in cash for two consecutive quarters. In addition to dividends rights described above, holders of the Series A Preferred Stock are entitled to receive dividends or distributions declared or paid on Class A voting common stock on an as-converted basis. If on June 15, 2024, the Prevailing Price is less than the Conversion Price then in effect, the Dividend Rate for Series A-1 Preferred Stock will automatically increase to 20.0% per annum, payable only in cash, unless automatically converted as described above. However, the Company, at its option, may instead elect to exchange each share of Series A-1 Preferred Stock for senior unsecured notes of the Company with a two-year maturity, a 9.0% per annum coupon payable semi-annually in cash, and governed by terms substantially similar to the Company’s most recent high yield indenture at that time. After June 15, 2020, the Company may redeem shares of Series A Preferred Stock in cash at a per share amount equal to (i) 110% of the Stated Value, if the redemption occurs prior to June 15, 2021, (ii) 105% of the Stated Value, if the redemption occurs on or prior to June 15, 2022, and (iii) 100% of the Stated Value, if the redemption occurs after June 15, 2022, in each case, plus any unpaid dividends.
For the third and fourth quarters of 2017, the Company elected the PIK Option for the Class A Preferred Stock dividend payment, which resulted in the issuance of 1,991 additional shares of Series A-1 Preferred Stock and 1,977 additional shares of Series A-2 Preferred Stock, which were subsequently converted to shares of Series A-1 Preferred Stock during the fourth quarter of 2017.
For the four quarters of 2018, the Company also elected the PIK Option for the Class A Preferred Stock dividend payment, which resulted in the issuance of 7,816 additional shares of Series A-1 Preferred Stock during the year ended December 31, 2018.

Common Stock Issuances
In November 2017, as described above, the Company issued 2,684,632 shares of Class A voting common stock on a one-for-one basis in exchange for all of the of the Company’s outstanding Series B Preferred Stock.
Repurchase and Retirement of Class B Common Stock
In connection with the EF Realisation liquidation in October 2018 (see Note 13. Related Party Activities), the Company repurchased and retired 2,500 shares of the Class B non-voting common stock (the "Class B Stock") from Dr. Christopher Rowland at a cost of $10,000 in September 2018. The Class B Stock was originally issued to Dr. Rowland in connection with the Company's reorganization in 2016. After the repurchase and retirement of the Class B Stock, there are no shares of Class B Stock issued and outstanding.
12. Stock-Based Compensation
Restricted Stock Units
Lonestar grants awards of restricted stock units ("RSUs") to employees and directors as part of its long-term compensation program. The awards vest over a three-year period, with specific terms of vesting determined at the time of grant. The Company determined the fair value of granted RSUs based on the market price of the Class A voting common stock of the Company on the date of grant. RSUs are paid in Class A voting common stock or cash (see below) after the vesting of the applicable RSU. Compensation expense for granted RSUs is recognized over the vesting period. For the years ended December 31, 2018 and 2017, the Company recognized $1.6 million and $1.3 million, respectively, of stock-based compensation expense for RSUs.
During the first quarter of 2018, the Company elected to offer cash settlement to all employees for vested RSUs and, as a result of this modification, the RSU awards are classified as a liability on the Company’s balance sheet in accordance with ASC 718, Compensation – Stock Compensation, as of December 31, 2018. As of the date of the modification, periodic compensation expense related to the awards is recognized based on the fair value of the awards, subject to a floor valuation that represents the compensation expense amount that would have otherwise been recognized had the Company not modified the terms of the award. The liability for RSUs on the accompanying consolidated balance sheet as of December 31, 2018 was $1.3 million.
As of December 31, 2018, there was $2.4 million of unrecognized compensation expense related to non-vested RSU grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years. The fair value of RSU grants that vested during 2018 and 2017 totaled $1.3 million and $0, respectively.
A summary of the status of the Company's non-vested RSU grants issued, and the changes during the year ended December 31, 2018, is presented below:

	Shares	Weighted Average Fair Value per Share
Outstanding non-vested RSUs at December 31, 2017	728,909	$5.56
Granted	610,000	4.47
Vested	(295,563)	—
Forfeited	(32,300)	—
Outstanding non-vested RSUs at December 31, 2018	1,011,046	$5.06
Stock Appreciation Rights
Lonestar grants awards of stock appreciation rights (“SARs”) to employees and directors as part its long-term compensation program. The awards vest over a three-year period, with specific terms of vesting determined at the time of grant, and expire five-years after the date of issuance. The SARs are granted with a strike price equal to the fair market value at the time of grant, which is generally defined as the closing price of the Company's common stock on the NASDAQ on the date of grant.  SARs will be paid in cash or common stock at holder’s election once the SAR is vested. For the years ended December 31, 2018 and 2017, the Company recognized $0.3 million and $0.3 million, respectively, of stock-based compensation expense for SARs. The liability for SARs on the accompanying consolidated balance sheet as of December 31, 2018 was approximately $0.6 million.
As of December 31, 2018, there was $1.3 million of total compensation cost to be recognized in future periods related to non-vested SAR grants. The cost is expected to be recognized over a weighted-average period of 3.5 years.
The following is a summary of the Company's SAR activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2017	690,000	7.20	4.3
SARs vested and exercisable at December 31, 2017	—	—	—
Granted	335,000	$4.46	4.3
Exercised	—	—	—
Expired	—	—	—
Forfeited	(15,000)	—	—
Outstanding at December 31, 2018	1,010,000	$6.30	3.5
SARs vested and exercisable at December 31, 2018	280,000	$7.20	3.2

13. Related Party Activities
Leucadia
In August 2016, Lonestar entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Juneau, as initial purchaser, Leucadia as guarantor of Juneau’s obligations, the other purchasers party thereto and Jefferies, LLC, in its capacity as the collateral agent for the purchasers, relating to the issuance and sale of (i) up to $49.9 million aggregate principal amount of LRAI’s 12% senior secured second lien notes due 2021 (“Second Lien Notes”) and (ii) five-year warrants to purchase up to an aggregate 998,000 shares of the Company’s Class A voting common stock at a price equal to $5.00 per share (the “Warrants”). During 2016, LRAI issued $25.0 million in aggregate principal amount of Second Lien Notes and the Company issued Warrants to purchase 500,000 shares of its Class A voting common stock to Juneau. In December 2016, LRAI repaid to Juneau $21.0 million principal of the Second Lien Notes.
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

EF Realisation
In October 2016, Lonestar entered into a Board Representation Agreement (the “Board Representation Agreement”) with EF Realisation Company Limited (“EF Realisation”). Under the Board Representation Agreement, for as long as EF Realisation, together with its affiliates, beneficially owns 15% or more of the issued and outstanding shares of the Company’s Class A voting common stock, it has the right to nominate up to, but no more than, two directors to serve on the Board and for as long as EF Realisation, together with its affiliates, beneficially owns at least 10% but less than 15% of the Company’s issued and outstanding shares of Class A voting common stock, it has the right to nominate up to, but no more than, one director to serve on the Board.
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
Amendment of Registration Rights Agreement
In connection with the Battlecat and Marquis acquisitions, in June 2017, Lonestar entered into (i) a first amendment to the registration rights agreement (the “Leucadia RRA Amendment”) with Leucadia and JETX Energy, LLC (f/k/a Juneau Energy, LLC), which amends the registration rights agreement by and among the same parties, and (ii) a first amendment to registration rights agreement (the “EF RRA Amendment” and, together with the Leucadia RRA Amendment, the “RRA Amendments”) with EF Realisation, which amends the registration rights agreement from October 2016 by and between the same parties. The RRA Amendments set forth the relative priorities, with respect to demand and piggyback registration rights, among each applicable party thereto, Battlecat, Marquis and Chambers under their respective registration rights agreements with the Company.
Other Related Party Transactions
New Tech Global Ventures, LLC, and New Tech Global Environmental, LLC, companies in which a director of the Company owns a limited partnership interest, have provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $1.8 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively.
In February 2019, the Company purchased a property adjacent to its corporate office for future expansion for approximately $2.0 million. The transaction was funded with cash from operations. The seller of the property is indebted to certain trusts established in favor of the children of one of the Company's directors. The Company understands that the seller may use some of the proceeds of the sale to satisfy such outstanding indebtedness, though the Company has no interest or influence over any particular outcome.
14. Commitments and Contingencies
Litigation
Lonestar is subject to certain claims and litigation arising in the normal course of business. In the opinion of management, the outcome of such matters will not have a materially adverse effect on the consolidated results of operations or financial position of the Company.
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

Office Lease
The Company entered into an operating lease agreement for its former corporate office in October 2014 which will expire in October 2021. Future minimum annual lease payments are as follows:

In thousands	Future Minimum Payments
2019	$422
2020	432
2021	368
Total minimum lease payments	$1,222
Rent payments associated with this property were approximately $412 thousand and $439 thousand for the years ended December 31, 2018 and 2017, respectively. The Company relocated its corporate office to an owned building in February 2018 but will continue to be responsible for the minimum annual lease payments noted above regardless of subrental income, if any, the Company will receive from the property going forward. See Note 3. Acquisitions and Divestitures for more information.
Significant Contracts
Lonestar currently has two drilling rigs under contract, each of which provides for a drilling rate of $22.5 thousand per day. The first rig contract commenced in January 2019 and terminates in July 2019 with an early termination fee of $7.0 thousand per day times the remaining number of days left on the contract after the termination date. The second rig contract is an evergreen contract that requires a 30-days cancellation notice with no early termination fees.
In November 2018, the Company signed a dedicated fleet contract that provides for hydraulic fracturing and wireline services at variable rates depending on the work performed. The contract provides for services to cover fourteen wells planned to be drilled during 2019 and expires on December 31, 2019 with no further provisions for early termination. The Company has the ability to further extend the contract on any additional wells added to the 2019 drilling schedule through the expiration date of the contract.

15. Subsequent Events
In February 2019, Lonestar agreed to sell its Pirate assets in Wilson County for $12.3 million, subject to a due diligence period. The sale is anticipated to close prior to the end of March 2019.  In February, 2019, average daily sales volumes for the property were 219 BOE/d, and the net book value of the property, as of December 31, 2018, was $45.7 million.

Lonestar Resources US Inc.
Unaudited Supplementary Information
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)
Capitalized Costs
The following table presents Lonestar's aggregate capitalized costs relating to oil and gas activities as of December 31, 2018 and 2017:

	December 31,
In thousands	2018	2017
Oil and natural gas properties:
Proved properties and equipment	$954,083	$742,073
Unproved properties	81,850	81,511
Capitalized asset retirement cost	6,627	5,297
Less:
Accumulated depletion and amortization	(308,043)	(239,297)
Property impairment	(59,258)	(33,413)
Total	$675,259	$556,171
Costs Incurred
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
Costs incurred also include new asset retirement obligations established, as well as changes to asset retirement obligations resulting from revisions in cost estimates or abandonment dates. Asset retirement costs included in the table below were $1.3 million during the year ended December 31, 2018 and $2.8 million during the year ended December 31, 2017. See Note 7. Asset Retirement Obligations for more information.
Costs incurred in oil and natural gas activities were as follows:

	Year Ended December 31,
In thousands	2018	2017
Property acquisition costs:
Unproved properties	$4,674	$116,775
Proved properties	40,865	7,745
Exploration costs	228	1,200
Development costs	167,914	91,882
Total costs incurred	$213,681	$217,602

Results of Operations
The following presents the results of operations from oil and natural gas producing activities:

	Year Ended December 31,
In thousands	2018	2017
Oil sales	$167,743	$80,505
Natural gas liquid sales	18,471	7,086
Natural gas sales	14,955	6,477
Lease operating and gas gathering	(26,008)	(17,385)
Production and ad valorem taxes	(11,029)	(5,523)
Depreciation, depletion and amortization	(83,582)	(56,957)
Property impairment	(12,169)	(33,413)
Net operating income (loss)	68,381	(19,210)
Income tax (expense) benefit	(14,360)	6,724
Results of operations from oil and natural gas producing activities	$54,021	$(12,486)
Crude Oil and Natural Gas Reserves
The reserve information presented below is based upon estimates of net proved oil and natural gas reserves that were prepared by W.D. Von Gonten & Co., independent petroleum engineers, located in Houston. These oil and natural gas reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties.
Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. historical average prices and costs as of the date the estimate is made). The project to extract the hydrocarbons must have commenced or the interest owner must be reasonably certain that it will commence within a reasonable period of time.
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

Estimated Quantities of Proved Reserves

	Oil (MBbl)	NGLs (MBbl)	Gas (MMcf)	MBOE (6:1)(1)
Net proved reserves
Reserves at December 31, 2016	24,288	7,466	52,714	40,540
New discoveries and extensions	3,203	468	2,093	4,021
Purchase of reserves in place	23,614	3,422	16,867	29,847
Revisions of prior year estimates	1,176	(96)	2,570	1,507
Production	(1,580)	(385)	(2,370)	(2,360)
Reserves at December 31, 2017	50,701	10,875	71,874	73,555
New discoveries and extensions	4,781	1,773	10,228	8,259
Purchase of reserves in place	2,119	3,895	31,566	11,276
Revisions of prior year estimates	(1,618)	4,143	11,120	4,378
Production	(2,484)	(817)	(4,623)	(4,072)
Reserves at December 31, 2018	53,499	19,869	120,165	93,396
Proved Developed Reserves:
December 31, 2016	6,268	2,274	14,734	10,998
December 31, 2017	12,657	2,846	17,034	18,342
December 31, 2018	15,459	5,721	34,388	26,912
Proved Undeveloped Reserves:
December 31, 2016	18,021	5,191	37,980	29,542
December 31, 2017	38,044	8,029	54,840	55,213
December 31, 2018	38,040	14,147	85,777	66,484

(1)
MBOE (One thousand barrels of oil equivalent) is calculated by converting six MMcf of natural gas to one MBbl of oil. A MBbl (barrel) of oil is one thousand stock tank barrels, or 42 thousand U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

2018 Changes in Reserves
The Company’s proved oil and natural gas reserves increased to 93,396 MBOE at December 31, 2018 from 73,555 MBOE at December 31, 2017. The Company’s proved oil and natural gas reserves increased by 23,913 MBOE and the Company produced 4,072 MBOE during the year ended December 31, 2018, resulting in a net increase of 19,841 MBOE. An increase of 11,276 MBOE was the result of the purchase of reserves in place, which primarily came from reserves acquired through the Sooner Acquisition in November 2018.
An increase of 8,259 MBOE in 2018 was the result of new discoveries and extensions, which was primarily attributable to drilling operations in the Western and Central Eagle Ford. The Company’s proved oil and natural gas reserves also increased by 4,378 MBOE during 2018 due to revisions of prior estimates, which were primarily attributable to higher weighted-average oil and natural gas prices used to estimate proved reserves in 2018, as compared to 2017.
The Company’s proved developed oil and natural gas reserves increased to 26,912 MBOE at December 31, 2018 from 18,342 MBOE at December 31, 2017, primarily due to drilling operations in the Western and Central Eagle Ford, as well as proved developed reserves acquired as part of the Sooner Acquisition.
At December 31, 2018, the Company’s proved reserves were made up of approximately 79% oil and 21% natural gas, and were approximately 29% proved developed and approximately 71% proved undeveloped.
2017 Changes in Reserves
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
At December 31, 2017, the Company’s proved reserves were made up of approximately 84% oil and 16% natural gas, and were approximately 25% proved developed and approximately 75% proved undeveloped.
Standardized Measure of Discounted Future Net Cash Flows
Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes that such information is essential for a proper understanding and assessment of the data presented.
For the years ended December 31, 2018 and 2017, calculations were made using average prices of $65.66 and $51.34 per barrel of crude oil, respectively, and $3.10 and $2.98 per MCF of natural gas, respectively. NGL pricing used was approximately 30% of crude oil prices. Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.
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
Future income tax expense includes the effect of statutory tax rates and the impact of tax deductions, tax credits and allowances, and application of NOL's to proved reserves. As a result of recent Tax Reform Legislation, statutory rates of 21% and 35% were used for years ended December 31, 2018 and 2017, respectively.
A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.
The standardized measure of discounted future net cash flows was as follows:

	As of December 31,
In thousands	2018	2017
Future cash flows	$4,501,757	$3,067,159
Future costs
Production	(1,222,947)	(950,114)
Development	(901,750)	(854,175)
Future inflows before income tax	2,377,060	1,262,870
Future income taxes	(337,748)	(149,767)
Future net cash flows	2,039,312	1,113,103
10% annual discount for estimated timing of cash flows	(1,059,179)	(633,514)
Standardized measure of discounted future net cash flows	$980,133	$479,589

Changes in the standardized measure of discounted future net cash flows relating to proved crude oil and nature gas reserves were as follows:

	Year Ended December 31,
In thousands	2018	2017
Standardized measure at beginning of year	$479,589	$145,833
Sales of oil and natural gas produced, net of production costs	(165,304)	(74,005)
Net change in sales price, net of production costs	283,658	135,555
Extensions and discoveries, net of future production and development costs	121,983	43,070
Changes in estimated future development costs	(4,948)	(46,050)
Revisions of quantity estimates	60,400	11,939
Changes of production rates (timing) and other	172,826	63,015
Accretion of discount	53,826	16,648
Purchase of minerals in place	78,752	221,610
Net change in income taxes	(100,649)	(38,026)
Net increase	500,544	333,756
Standardized measure at end of year	$980,133	$479,589