Form 10-Q
period 2019-03-31
Lonestar Resources US Inc.
filed 2019-05-10
CIK 1661920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERL Y REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2019, the registrant had 24,931,743 shares of Class A voting common stock, par value $0.001 per share, outstanding.

i

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Lonestar Resources US Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$3,767	$5,355
Accounts receivable
Oil, natural gas liquid and natural gas sales	16,880	15,103
Joint interest owners and others, net	3,695	4,541
Related parties	76	301
Derivative financial instruments	3,393	15,841
Prepaid expenses and other	1,933	1,966
Total current assets	29,744	43,107
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	909,077	960,711
Unproved properties	79,616	81,850
Other property and equipment	20,865	17,727
Less accumulated depreciation, depletion, amortization and impairment	(346,748)	(369,529)
Property and equipment, net	662,810	690,759
Deferred tax asset	552	—
Derivative financial instruments	1,524	7,302
Other non-current assets	2,357	2,944
Total assets	$696,987	$744,112
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$20,113	$18,260
Accounts payable – related parties	238	181
Oil, natural gas liquid and natural gas sales payable	13,549	13,022
Accrued liabilities	19,872	28,128
Derivative financial instruments	16,317	430
Total current liabilities	70,089	60,021
Long-term liabilities
Long-term debt	448,149	436,882
Asset retirement obligations	6,751	7,195
Deferred tax liabilities, net	—	12,370
Warrant liability	402	366
Warrant liability – related parties	755	689
Derivative financial instruments	2,305	21
Other non-current liabilities	3,926	4,021
Total long-term liabilities	462,288	461,544
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 24,773,643 and 24,645,825 issued and outstanding, respectively	142,655	142,655
Series A-1 convertible participating preferred stock, $0.001 par value, 93,849 and 91,784 shares issued and outstanding, respectively	—	—
Additional paid-in capital	175,006	174,379
Accumulated deficit	(153,051)	(94,487)
Total stockholders' equity	164,610	222,547
Total liabilities and stockholders' equity	$696,987	$744,112

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Oil sales	$33,584	$33,152
Natural gas liquid sales	3,393	1,734
Natural gas sales	3,764	1,806
Total revenues	40,741	36,692
Expenses
Lease operating and gas gathering	7,710	4,584
Production and ad valorem taxes	2,291	2,166
Depreciation, depletion and amortization	17,970	15,425
Loss on sale of oil and gas properties	32,894	—
General and administrative	4,379	3,409
Acquisition costs and other	(2)	1,568
Total expenses	65,242	27,152
(Loss) income from operations	(24,501)	9,540
Other expense
Interest expense	(10,656)	(9,258)
Change in fair value of warrants	(102)	(152)
Loss on derivative financial instruments	(36,238)	(11,156)
Loss on extinguishment of debt	—	(8,619)
Total other expense	(46,996)	(29,185)
Loss before income taxes	(71,497)	(19,645)
Income tax benefit	12,933	3,109
Net loss	(58,564)	(16,536)
Preferred stock dividends	(2,065)	(1,889)
Net loss attributable to common stockholders	$(60,629)	$(18,425)

Net loss per common share
Basic	(2.45)	$(0.75)
Diluted	(2.45)	$(0.75)

Weighted average common shares outstanding
Basic	24,698,372	24,559,132
Diluted	24,698,372	24,559,132
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	24,645,825	$142,655	91,784	$—	$174,379	$(94,487)	$222,547
Payment-in-kind dividends	—	—	2,065	—	—	—	—
Stock-based compensation	127,818	—	—	—	627	—	627
Net loss	—	—	—	—	—	(58,564)	(58,564)
Balance at March 31, 2019	24,773,643	$142,655	93,849	$—	$175,006	$(153,051)	$164,610

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
December 31, 2017	24,506,647	$142,655	83,968	$—	$174,871	$(113,836)	$203,690
Payment-in-kind dividends	—	—	1,889	—	—	—	—
Issued pursuant to stock-based compensation plan	127,666	—	—	—	(610)	—	(610)
Stock-based compensation	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	(16,536)	(16,536)
Balance at March 31, 2018	24,634,313	$142,655	85,857	$—	$174,477	$(130,372)	$186,760

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(58,564)	$(16,536)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of asset retirement obligations	79	43
Depreciation, depletion and amortization	17,891	15,382
Stock-based compensation	533	450
Stock-based payments	—	(610)
Deferred taxes	(12,922)	(3,191)
Loss on derivative financial instruments	36,238	11,156
Settlements of derivative financial instruments	1,309	(3,116)
Gain on disposal of property and equipment	(17)	—
Loss on abandoned property and equipment	—	170
Loss on sale of oil and gas properties	32,894	—
Non-cash interest expense	699	2,477
Change in fair value of warrants	102	152
Changes in operating assets and liabilities:
Accounts receivable	(2,016)	(131)
Prepaid expenses and other assets	304	(709)
Accounts payable and accrued expenses	(6,704)	4,310
Net cash provided by operating activities	9,826	9,847

Cash flows from investing activities
Acquisition of oil and gas properties	(2,352)	(1,605)
Development of oil and gas properties	(29,137)	(31,523)
Proceeds from sale of oil and gas properties	12,107	—
Purchases of other property and equipment	(2,916)	(1,348)
Net cash used in investing activities	(22,298)	(34,476)

Cash flows from financing activities
Proceeds from borrowings	30,000	264,565
Payments on borrowings	(19,116)	(240,436)
Net cash provided by financing activities	10,884	24,129
Net increase in cash and cash equivalents	(1,588)	(500)
Cash and cash equivalents, beginning of the period	5,355	2,538
Cash and cash equivalents, end of the period	$3,767	$2,038

Supplemental information:
Cash paid for taxes	$—	$1,147
Cash paid for interest	16,743	3,970
Non-cash investing and financing activities:
Change in asset retirement obligation	$(522)	$32
Change in liabilities for capital expenditures	730	406
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation
Organization and Nature of Operations
Lonestar Resources US Inc. (“Lonestar” or the "Company") is a Delaware corporation whose common stock is listed and traded on the Nasdaq Global Select Market under the symbol “LONE”. Lonestar is an independent oil and natural gas company focused on the exploration, development and production of unconventional oil, natural gas liquids and natural gas in the Eagle Ford Shale play in South Texas.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Lonestar Resources US Inc., and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 13, 2019 (the “Form 10-K”). Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Company” or “Lonestar,” refer to Lonestar Resources US Inc. and its subsidiaries.
The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of March 31, 2019 and our consolidated results of operations for the three months ended March 31, 2019 and 2018.
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
For the periods presented, there were no differences between the basic and diluted weighted average common shares. The following securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
Preferred stock	15,301,157	13,998,165
Warrants	760,000	760,000
Stock appreciation rights	1,010,000	690,000
Restricted stock units	834,397	448,709

Recent Accounting Pronouncements
Leases. In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02"). The standard requires lessees to recognize a right of use asset ("ROU asset") and lease liability on the balance sheet for the rights and obligations created by leases. ASU 2016-02 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), which provides for an alternative transition method by allowing entities to initially apply the new leases standard at the adoption date, January 1, 2019, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Comparative periods presented in the financial statements continue to be in accordance with ASC Topic 840, Leases.
In the normal course of business, the Company enters into lease agreements to support its exploration and development operations and lease assets, such as drilling rigs, field services, well equipment, office space and other assets. The Company adopted the new standard on the effective date of January 1, 2019, using a modified retrospective approach as permitted under ASU 2018-11.
The new standard provides a number of optional practical expedients in transition. The Company:
• elected the package of 'practical expedients', which permits the Company not to reassess, under the new standard, its prior conclusions about lease identification, lease classification and initial direct costs;
• elected the practical expedient pertaining to land easements and plan to account for existing land easements under the Company's current accounting policy;
• elected the short-term lease recognition exemption for all leases that qualify and, as such, no ROU asset or lease liability has been recorded on the balance sheet and no transition adjustment has been required for short-term leases; and
• elected the practical expedient to not separate lease and non-lease components for all of the Company's leases.
The Company did not elect the hindsight practical expedient in determining the lease term and assessing impairment of ROU assets when transitioning to ASU 2016-02.
Upon adoption, the Company recognized additional operating lease liabilities of approximately $0.3 million with corresponding ROU assets. See Note 4. Leases for more information.

Note 2. Acquisitions and Divestitures
Pirate Divestiture
On March 22, 2019, Lonestar completed the divestiture of its Pirate assets in Wilson County for $12.3 million, before closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE/d. The Company recognized a loss of $32.9 million during the first quarter of 2019 in conjunction with the sale of the assets.
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
Corporate Headquarters
On August 2, 2017, the Company closed on the purchase of an office building in Fort Worth, Texas, with an acquisition price approximating $10 million, to which the Company relocated its corporate operations in February 2018. In light of the relocation, the Company recorded an impairment charge of $1.6 million in Acquisition Costs and Other expense on the Unaudited Condensed Consolidated Statement of Operations during the first quarter of 2018, primarily reflecting the remaining future minimum rentals of the lease for the Company’s prior corporate office from the date of relocation to the end of the remaining lease term.
In February 2019, the Company acquired an adjacent property for $2.0 million. The property was acquired for future expansion.
Note 3. Commodity Price Risk Activities
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
Inherent in Lonestar's fixed price contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company. At March 31, 2019, the Company had no open physical delivery obligations.

The following table summarizes Lonestar's commodity derivative contracts as of March 31, 2019:

	Contract			Volumes	Weighted
Commodity	Type	Period	Range (1)	(Bbls/Mcf per day)	Average Price
Oil – WTI	Swaps	Apr - Dec 2019	$48.04 - $69.57	6,613	$54.23
Oil – Argus WTI(2)	Basis Swaps	Apr - Dec 2019	5.00 - 5.55	6,000	5.05
Oil – WTI	Swaps	Jan - Dec 2020	48.90 - 65.56	4,680	57.34
Natural Gas - Henry Hub	Swaps	Apr - Dec 2019	2.76 - 2.98	15,000	2.80
(1) Ranges presented for fixed-price swaps and basis swaps represent the lowest and highest fixed prices of all open contracts for the period presented.
(2) Basis swap contracts establish a fixed amount for the differential between Argus WTI and Argus LLS prices on a trade-month basis for the period indicated.
During April of 2019, the Company entered into additional WTI swaps for 183,000 Bbls at a strike price of $60.00 per Bbl for the period of January 2020 through December 2020. During May of 2019, the Company entered into additional WTI swaps for 730,000 Bbls at a strike price of $56.50 per Bbl for the period of January 2021 through December 2021.
As of March 31, 2019, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

Note 4. Leases
Effective January 1, 2019, the Company adopted the new lease accounting standard (see Recent Accounting Pronouncements in Note 1. above) using the modified retrospective method of applying the new standard at the adoption date. Adoption of this standard resulted in the recording of net operating lease ROU assets and corresponding operating lease liabilities of $0.3 million. Leases for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.
Operating lease ROU assets are presented within Other Property and Equipment on the unaudited condensed consolidated balance sheet as of March 31, 2019. The current portion of operating lease liabilities are presented within Accrued Liabilities, and the non-current portion of operating lease liabilities are presented within Other Non-Current Liabilities on the unaudited condensed consolidated balance sheet.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental collateralized borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term.
The Company's operating lease portfolio includes field equipment such as compressors and amine units, office space and office equipment. The Company currently does not have any financing leases.
Our compressor and amine unit arrangements are typically structured with a non-cancelable primary term of one to two-years and continue thereafter on a month-to-month basis subject to termination by either party with thirty days notice. The Company's compressor and amine unit rental agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreement subsequent to the primary term.
The Company enters into daywork contracts for drilling rigs with third parties to support its drilling activities. The drilling rig arrangements are typically structured with a term that is in effect until drilling operations are completed on a contractually-specified well or well pad. Upon mutual agreement with the contractor, the Company typically has the option to extend the contract term for additional wells or well pads by providing thirty days notice prior to the end of the original contract term. Drilling rig arrangements represent short-term operating leases. The accounting guidance requires the Company to make an assessment at contract commencement if it is reasonably certain that it will exercise the option to extend the term. Due to the continuously evolving nature of the Company's drilling schedules and the potential volatility in commodity prices in an annual period, the Company's strategy to enter into shorter term drilling rig arrangements allows it the flexibility to respond to changes in our operating and economic environment. The Company exercises its discretion in choosing to extend or not extend contracts on a rig-by-rig basis depending on the conditions present at the time the contract expires. At the time of contract commencement, the Company has determined it cannot conclude with reasonable certainty if it will choose to extend the contract beyond its original term. Pursuant to the successful efforts method of accounting, these costs are capitalized as part of natural gas and oil properties on our balance sheet when paid.
The Company leases part of the corporate building it owns to two third-parties, with lease terms that end in 2019 and 2023. The 2023 lease is non-cancelable through the end of the term. Third-party leasing income is insignificant and is included in Acquisition Costs and Other on the unaudited condensed consolidated statements of operations.
The components of our total lease expense for the three months ended March 31, 2019 are as follows:

In thousands	Three Months Ended March 31, 2019
Operating Leases	$68
Short-term leases(1)	626
Total lease expense	$694
Short-term lease costs capitalized to oil and gas properties(2)	$3,331
(1) Short-term leases represent expenses related to leases with a contract term of one year or less. The majority of these leases relate to field operating equipment and are included in lease operating and gas gathering expense on the unaudited condensed consolidated statement of operations.
(2) Short-term lease costs represent leases with a contract term of one year or less, the majority of which are related to drilling rigs and are capitalized as part of Oil and Gas Properties on the unaudited condensed consolidated balance sheets.
Supplemental balance sheet information related to leases follows:

In thousands, except lease term and discount rate data	March 31, 2019
Operating leases
Assets
Other property and equipment	$244
Liabilities
Accrued liabilities	244
Weighted-average remaining lease term	0.9
Weighted-average discount rate	5.0%
Supplemental cash flow information related to leases follows:

In thousands	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$68
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	68

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of March 31, 2019:

In thousands	Operating Leases
2019	$205
2020	45
Thereafter	—
Total minimum lease payments	250
Amount of lease payments representing interest	(6)
Present value of future minimum lease payments	$244
Under the previous accounting standard, future minimum lease payments for operating leases having initial or remaining noncancelable terms in excess of one year would have been as follows as of March 31, 2019:

In thousands	Amount
2019	$695
2020	477
2021	368
Total minimum lease payments	$1,540
Note 5. Revenue Recognition
Operating revenues are comprised of sales of crude oil, NGLs and natural gas, as presented in the accompanying unaudited consolidated statements of operations for the three months ended March 31, 2019 and 2018.
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
Production Imbalances
Revenue is recorded based on the Company’s share of volumes sold, regardless of whether the Company has taken its proportional share of volumes produced. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. There were no imbalances at March 31, 2019.
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
The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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
Note 6. Fair Value Measurements
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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, for each fair value hierarchy level:

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2019
Assets
Commodity derivatives	$—	$4,917	$—	$4,917
Liabilities:
Commodity derivatives	—	(18,622)	—	(18,622)
Warrant	—	—	(1,157)	(1,157)
Stock-based compensation	(961)	—	(847)	(1,808)
Total	$(961)	$(13,705)	$(2,004)	$(16,670)

December 31, 2018
Assets:
Commodity derivatives	$—	$23,143	$—	$23,143
Liabilities:
Commodity derivatives	—	(451)	—	(451)
Warrant	—	—	(1,055)	(1,055)
Stock-based compensation	(1,267)	—	(636)	(1,903)
Total	$(1,267)	$22,692	$(1,691)	$19,734

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
Stock-Based Compensation
The Company's stock-based compensation includes the liability associated with restricted stock units ("RSUs") and stock appreciation rights ("SARs") dependent on the fair value of Lonestar's publicly-traded common stock. The fair value of RSUs is measured based on measurable prices on a major exchange; the significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs. The Black-Scholes model used to determine the fair value of the SARs uses inputs, in addition to the Company's observable stock price, that are considered unobservable; to this end the Company has designated these estimates as Level 3. See Note 10. Stock-Based Compensation, below for more information.
Level 3 Gains and Losses
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2019:

In thousands	Warrant	Stock-Based Compensation	Total
Balance as of December 31, 2018	$(1,055)	$(636)	$(1,691)
Unrealized losses	(102)	(211)	(313)
Balance as of March 31, 2019 (unaudited)	$(1,157)	$(847)	$(2,004)
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
Other fair value measurements
The book values of cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. The carrying value of the Credit Facility (as defined in Note 8. below) approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company. The fair value of the 11.25% Senior Notes (as defined in Note 8. below) was approximately $247.0 million as of March 31, 2019 and are considered a Level 3 liability, as they are based on market transactions that occur infrequently as well as internally generated inputs.

Note 7. Accrued Liabilities
Accrued liabilities consisted of the following as of the dates indicated:

In thousands	March 31, 2019	December 31, 2018
Bonus payable	$851	$3,244
Payroll payable	98	773
Accrued interest – 11.25% Senior Notes	7,031	14,063
Accrued interest – other	447	104
Accrued rent	—	105
Accrued well costs	6,338	9,026
Third party payments for joint interest expenditures	3,241	—
Accrued severance, property and franchise taxes	688	96
Accrued federal income tax	439	441
Current portion of operating lease liability	244	—
Other	495	276
Total accrued liabilities	$19,872	$28,128
Note 8. Long-Term Debt
The following long-term debt obligations were outstanding as of the dates indicated:

In thousands	March 31, 2019	December 31, 2018
Senior Secured Credit Facility	$194,000	$183,000
11.25% Senior Notes due 2023	250,000	250,000
Mortgage debt	9,063	9,151
Other	253	275
Total long-term debt	453,316	442,426
Unamortized discount	(4,219)	(4,500)
Unamortized debt issuance costs	(948)	(1,044)
Total long-term debt net of debt issuance costs	$448,149	$436,882
Senior Secured Credit Facility
In July 2015, the Company, through its subsidiary Lonestar Resources America, Inc. ("LRAI"), entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”), which has a maturity date of November 15, 2023. As of March 31, 2019, $194.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility for the quarter was 4.85%. Borrowing availability was $80.5 million as of March 31, 2019, which reflects $0.5 million of letters of credit outstanding.
The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base under the Credit Facility. As of March 31, 2019, the borrowing base and lender commitments for the Credit Facility was $275 million. The borrowing base under the Credit Facility is determined semi-annually as of May 1 and November 1. On April 24, 2019, the Company and the Credit Facility lenders agreed to defer the scheduled May 1, 2019 borrowing base determination to June 1, 2019.
The Company was in compliance with the terms of the Credit Facility as of March 31, 2019.

In November 2018, the Company entered into the Ninth Amendment and Joinder (the "Ninth Amendment"), which (i) increased the borrowing base from $190 million to $275 million; (ii) extended the maturity date of the Credit Facility to November 15, 2023, and (iii) amended certain other provisions of the Credit Facility, as set forth more specifically in the Ninth Amendment.
Issuance of 11.25% Senior Notes
In January 2018, the Company issued $250 million of 11.250% senior notes due 2023 (the “11.25% Senior Notes”) to U.S.-based institutional investors. The net proceeds of $244.4 million were used to fully retire the 8.75% Senior Notes (as defined below), which included principal, interest and a prepayment premium of approximately $162 million. The remaining net proceeds were used to reduce borrowings under the Credit Facility.
The 11.25% Senior Notes mature on January 1, 2023, and bear interest at the rate of 11.25% per year, payable on January 1 and July of each year. At any time prior to January 1, 2021, the Company may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the 11.25% Senior Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 111.25% of the principal amounts redeemed, plus accrued and unpaid interest, provided that at least 65% of the aggregate principal amount of 11.25% Senior Notes originally issued remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering.
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
Debt Issuance Costs
The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. At March 31, 2019 and December 31, 2018, the Company had approximately $1.3 million and $1.7 million, respectively, of debt issuance costs associated with issuance of the Credit Facility remaining that are being amortized over the lives of the respective debt which are recorded as Other Non-Current Assets in the accompanying unaudited condensed consolidated balance sheets.

Note 9. Stockholders’ Equity
Series A & B Preferred Stock
In June 2017, the Company closed on acquisitions with Battlecat Oil & Gas, LLC ("Battlecat") and SN Marquis LLC ("Marquis"). In connection with financing the Battlecat and Marquis Acquisitions, the Company issued 5,400 shares of Series A-1 Convertible Participating Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”) and 74,600 shares of Series A-2 Convertible Participating Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock” and, together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), to Chambers Energy Capital (“Chambers”). Also in June 2017, in connection with the Battlecat and Marquis Acquisitions, the Company issued 1,184,632 and 1,500,000 shares of Series B Preferred Stock to Battlecat and Marquis.
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

Holders of Series A-1 Preferred Stock are entitled to cumulative dividends payable quarterly initially at a rate of 9% per annum (the “Dividend Rate”) in cash and, for any 12 quarters (“PIK Quarters”), at the Company’s option, (i) in the form of additional shares of the respective series of Series A-1 Preferred Stock at a per share price equal to $975 or (ii) by increasing Stated Value, in lieu of cash (collectively, the “PIK Option”). After the 12 PIK Quarters (six of which remain as of December 31, 2018), if the Company fails to fully declare and pay dividends in cash, then the Dividend Rate for Series A Preferred Stock will automatically increase by 5.0% per annum for the next succeeding dividend period and then an additional 1.0% for each successive dividend period, up to a maximum Dividend Rate of 20.0% per annum, until the Company pays dividends at such increased rate fully in cash for two consecutive quarters. In addition to dividends rights described above, holders of the Series A-1 Preferred Stock are entitled to receive dividends or distributions declared or paid on Class A voting common stock on an as-converted basis. If on June 15, 2024, the Prevailing Price is less than the Conversion Price then in effect, the Dividend Rate for Series A-1 Preferred Stock will automatically increase to 20.0% per annum, payable only in cash, unless automatically converted as described above. However, the Company, at its option, may instead elect to exchange each share of Series A-1 Preferred Stock for senior unsecured notes of the Company with a two-year maturity, a 9.0% per annum coupon payable semi-annually in cash, and governed by terms substantially similar to the Company’s most recent high yield indenture at that time. After June 15, 2020, the Company may redeem shares of Series A-1 Preferred Stock in cash at a per share amount equal to (i) 110% of the Stated Value, if the redemption occurs prior to June 15, 2021, (ii) 105% of the Stated Value, if the redemption occurs on or prior to June 15, 2022, and (iii) 100% of the Stated Value, if the redemption occurs after June 15, 2022, in each case, plus any unpaid dividends.
For the third and fourth quarters of 2017 and all four quarters of 2018, the Company elected the PIK Option for the Class A-1 Preferred Stock dividend payment, which resulted in the issuance of 11,784 additional shares of Series A-1 Preferred Stock. For the first quarter of 2019, the Company also elected the PIK Option for the Class A-1 Preferred Stock dividend payment, which resulted in the issuance of 2,065 additional shares of Series A-1 Preferred Stock.
Repurchase and Retirement of Class B Common Stock
In connection with the EF Realisation liquidation in October 2018, the Company repurchased and retired 2,500 shares of the Class B non-voting common stock (the "Class B Stock") from Dr. Christopher Rowland at a cost of $10,000 on September 28, 2018. The Class B Stock was originally issued to Dr. Rowland in connection with the Company's reorganization in 2016. After the repurchase and retirement of the Class B Stock, there are no shares of Class B Stock issued and outstanding.
Note 10. Stock-Based Compensation
Restricted Stock Units
Lonestar grants awards of restricted stock units ("RSUs") to employees and directors as part of its long-term compensation program. The awards vest over a three-year period, with specific terms of vesting determined at the time of grant. The Company determined the fair value of granted RSUs based on the market price of the Class A voting common stock of the Company on the date of grant. RSUs are paid in Class A voting common stock or cash (see below) after the vesting of the applicable RSU. Compensation expense for granted RSUs is recognized over the vesting period. For the three months ended March 31, 2019 and 2018, the Company recognized $0.7 million and $0.3 million, respectively, of stock-based compensation expense for RSUs.
During the first quarter of 2018, the Company elected to offer cash settlement to all employees for vested RSUs and, as a result of this modification, the RSU awards are classified as a liability on the Company’s balance sheet in accordance with ASC 718, Compensation – Stock Compensation, as of March 31, 2019 and December 31, 2018. As of the date of the modification, periodic compensation expense related to the awards is recognized based on the fair value of the awards, subject to a floor valuation that represents the compensation expense amount that would have otherwise been recognized had the Company not modified the terms of the award. The liability for RSUs on the accompanying consolidated balance sheet as of March 31, 2019 was $1.0 million.
As of March 31, 2019, there was $5.6 million of unrecognized compensation expense related to non-vested RSU grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.4 years. The fair value of RSU grants that vested during the three months ended March 31, 2019 and 2018 totaled $0.9 million and $1.1 million, respectively.

A summary of the status of the Company's non-vested RSU grants issued, and the changes during the three months ended March 31, 2019 is presented below:

	Shares	Weighted Average Fair Value per Share
Non-vested RSUs at December 31, 2018	1,011,045	$5.06
Granted	854,750	3.96
Vested	(208,500)	4.91
Forfeited	(1,000)	—
Non-vested RSUs at March 31, 2019	1,656,295	$4.51
Stock Appreciation Rights
In the past, Lonestar has granted awards of stock appreciation rights (“SARs”) to employees and directors as part its long-term compensation program. The awards vest over a three-year period, with specific terms of vesting determined at the time of grant, and expire five-years after the date of issuance. The SARs are granted with a strike price equal to the fair market value at the time of grant, which is generally defined as the closing price of the Company's common stock on the NASDAQ on the date of grant.  SARs will be paid in cash or common stock at holder’s election once the SAR is vested. For the three months ended March 31, 2019 and 2018, the Company recognized $0.2 million and $0.1 million, respectively, of stock-based compensation expense for SARs. The liability for SARs on the accompanying unaudited consolidated balance sheet as of March 31, 2019 was approximately $0.8 million.
As of March 31, 2019, there was $0.6 million of total compensation cost to be recognized in future periods related to non-vested SAR grants. The cost is expected to be recognized over a weighted-average period of 1.6 years.
The following is a summary of the Company's SAR activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2018	1,010,000	$6.30	3.5
SARs vested and exercisable at December 31, 2018	280,000	7.20	3.2
Granted	—	—	—
Exercised	—	—	—
Expired/forfeited	—	—	—
Outstanding at March 31, 2019	1,010,000	$6.30	3.3
SARs vested and exercisable at March 31, 2019	486,250	$7.20	3.0
Note 11. Related Party Activities
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
Other Related Party Transactions
New Tech Global Ventures, LLC, and New Tech Global Environmental, LLC, companies in which a director of the Company owns a limited partnership interest, have provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $291 and $184 thousand for the three months ended March 31, 2019 and 2018, respectively.
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

Note 12. Commitments and Contingencies
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
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes thereto included herein and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K. Any terms used but not defined herein have the same meaning given to them in the Form 10-K. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with Risk Factors under Item 1A of the Form 10-K, along with Forward Looking Information at the end of this section for information on the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
OVERVIEW
Lonestar is an independent oil and natural gas company focused on the exploration, development and production of unconventional oil, natural gas liquids and natural gas in the Eagle Ford Shale play in South Texas.
Operational Highlights for the First Quarter of 2019
During the first quarter of 2019, we achieved the following operating and financial results:

•	Grew production by 46% compared to the first quarter of 2018, averaging 11,372 BOE/d versus 7,777 BOE/d.

•	Drilled 8 (6.4 net) wells while utilizing a second rig. Capital expenditures, excluding acquisitions, totaled $32.1 million.

•	Sold our Pirate assets in Wilson County for $12.3 million, before closing adjustments (see below).
Changes in operating results between the first quarters of 2019 and 2018 were primarily driven by the following:

•
Revenues increased by $4.0 million, or 11%, between the two quarters, primarily driven by a 46% increase in production partially offset with a 35% decrease in commodity prices. Net realized oil differentials improved by $0.70 per barrel from quarter to quarter.

•
Compared to the first quarter of 2018, lease operating and gas gathering expense increased 15%, or $0.98 per BOE, production and ad valorem taxes decreased 28%, or $0.85 per BOE, general and administrative expense decreased 12%, or $0.59 per BOE, and interest expense decreased 21%, or $2.82 per BOE.

•
Derivative financial instruments had a net loss of $36.2 million in the first quarter of 2019, compared to a net loss of $11.2 million in the first quarter of 2018, due to an increase in the fair value adjustments between the periods of $29.5 million, partially offset by a decrease in net cash payments of $4.4 million for derivative settlements in the first quarter of 2019.

During the first quarter of 2019, we recognized net loss attributable to common stockholders of $60.6 million, or $2.45 per diluted common share, compared to a net loss attributable to common stockholders of $18.4 million, or $0.75 per diluted common share, in the first quarter of 2018. Our first quarter net loss includes a $32.9 million loss attributable to the sale of our Pirate properties in March 2019 (see below), while our 2018 net loss includes an $8.6 million loss on extinguishment of debt.
We generated $9.8 million of cash flow from operating activities during the first quarter of 2019, which was relatively flat compared to the first quarter of 2018. The first quarter of 2019 had higher oil and natural gas production which was largely offset by lower commodity prices and higher lease operating costs compared to the first quarter of 2018.

Pirate Divestiture
On March 22, 2019, we completed the divestiture of our Pirate assets in Wilson County for $12.3 million, before closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE/d. We recognized a loss of $32.9 million during the first quarter of 2019 in conjunction with the sale of the assets.

RESULTS OF OPERATIONS
Certain of our operating results and statistics for the three months ended March 31, 2019 and 2018 are summarized below:

In thousands, except per share and unit data	Three Months Ended March 31,
	2019	2018
Operating Results
Net loss attributable to common stockholders	$(60,629)	$(18,425)
Net loss per common share – basic(1)	(2.45)	(0.75)
Net loss per common share – diluted(1)	(2.45)	(0.75)
Net cash provided by operating activities	9,826	9,847
Revenues
Oil	$33,584	$33,152
NGLs	3,393	1,734
Natural gas	3,764	1,806
Total revenues	$40,741	$36,692
Total production volumes by product
Oil (Bbls)	590,096	516,576
NGLs (Bbls)	217,561	86,819
Natural gas (Mcf)	1,295,204	579,152
Total barrels of oil equivalent (6:1)	1,023,524	699,920
Daily production volumes by product
Oil (Bbls/d)	6,557	5,740
NGLs (Bbls/d)	2,417	965
Natural gas (Mcf/d)	14,391	6,435
Total barrels of oil equivalent (BOE/d)	11,372	7,777
Average realized prices
Oil ($ per Bbl)	$56.90	$64.18
NGLs ($ per Bbl)	15.60	19.97
Natural gas ($ per Mcf)	2.91	3.12
Total oil equivalent, excluding the effect from commodity derivatives ($ per BOE)	39.80	52.42
Total oil equivalent, including the effect from commodity derivatives ($ per BOE)	39.09	47.34
Operating and other expenses
Lease operating and gas gathering	$7,710	$4,584
Production and ad valorem taxes	2,291	2,166
Depreciation, depletion and amortization	17,970	15,425
General and administrative	4,379	3,409
Interest expense	10,656	9,258
Operating and other expenses per BOE
Lease operating and gas gathering	$7.53	$6.55
Production and ad valorem taxes	2.24	3.09
Depreciation, depletion and amortization	17.56	22.04
General and administrative	4.28	4.87
Interest expense	10.41	13.23

Production
The table below summarizes our production volumes for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
Oil (Bbls/d)	6,557	5,740	14%
NGLs (Bbls/d)	2,417	965	151%
Natural gas (Mcf/d)	14,391	6,435	124%
Total (BOE/d)	11,372	7,777	46%
Total production during the first quarter of 2019 averaged 11,372 BOE per day, an increase of 46%, or 3,596 BOE per day, compared to the same period in 2018. This increase was primarily driven by development of our Eagle Ford acreage, with a much smaller increase attributable to incremental production from producing wells acquired in November 2018 through a transaction with Sabine Oil & Gas Corporation.
Our production during the first quarter of 2019 was 79% oil and NGLs, lower than 86% during the first quarter of 2018, due to certain additional wells brought on-line during the later half of 2018 in areas such as Horned Frog having a higher percentage of natural gas production.
Oil, Natural Gas Liquid and Natural Gas Revenues
The table below summarizes our production revenues for the three months ended March 31, 2019 and 2018:

In thousands	Three Months Ended March 31,
	2019	2018	Change
Oil	$33,584	$33,152	1%
NGLs	3,393	1,734	96%
Natural gas	3,764	1,806	108%
Total revenues	$40,741	$36,692	11%
Our oil, NGL and natural gas revenues during the three months ended March 31, 2019 increased $4.0 million, or 11%, compared to those revenues for the same period in 2018. The changes in our oil, NGL and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

In thousands	Three months ended
	March 31, 2019 vs. 2018
	Increase (Decrease) in Revenues	Percentage Increase (Decrease) in Revenues
Change in oil, NGL and natural gas revenues due to:
Increase in production	$16,963	46%
Decrease in commodity prices	(12,914)	(35)%
Total increase in oil, NGL and natural gas revenues	$4,049	11%

Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the three months ended March 31, 2019 and 2018:

Average net realized price	Three Months Ended March 31,
	2019	2018	Change
Oil ($/Bbl)	$56.90	$64.18	(11)%
NGLs ($/Bbls)	15.60	19.97	(22)%
Natural gas ($/Mcf)	2.91	3.12	(7)%
Total ($/BOE)	39.80	52.42	(24)%
Average NYMEX differentials
Oil per Bbl	$2.00	$1.31	53%
Natural gas per Mcf	(0.01)	0.04	(125)%
The average wellhead price for our production in the three months ended March 31, 2019 was $39.80 per BOE, a 24% decrease compared to the average price in the comparable period in 2018. Reported wellhead realizations were driven lower by a decrease in the crude oil benchmark prices between the periods, as well as a higher ratio of natural gas production in the first quarter of 2019, which typically carries a lower realized price than oil and NGLs on a per-BOE basis.
Our average NYMEX oil differential improved quarter over quarter by $0.69 per Bbl, largely due to the increased spread between Louisiana Light Sweet ("LLS") prices, for which substantially all of our crude oil sales were based for the periods presented, and NYMEX WTI benchmark prices.
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
The following table summarizes the net cash (payments) receipts on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019		2018
In thousands, except price impact	Net realized settlements	Price impact	Net realized settlements	Price impact
Receipts (payment) on settlements of oil derivatives	$462	$0.78	$(3,164)	$(6.12)
Receipts (payment) on settlements of natural gas derivatives	847	0.65	48	0.08
Total net commodity derivative settlements	$1,309		$(3,116)
Our realized net loss on commodity derivative contracts was $0.7 million and $3.6 million for the three months ended March 31, 2019 and 2018, respectively. We realized an average loss of $0.72 per BOE on our oil and natural gas swaps during the three months ended March 31, 2019 as compared to an average loss of $5.08 per BOE for the three months ended March 31, 2018. Our oil volumes hedged for the three months ended March 31, 2019 were 25% higher as compared to the three months ended March 31, 2018.

Production Expenses
The table below presents detail of production expenses for the three months ended March 31, 2019 and 2018:

In thousands, except expense per BOE	Three Months Ended March 31,
	2019	2018	Change
Production expenses
Lease operating and gas gathering	$7,710	$4,584	68%
Production and ad valorem taxes	2,291	2,166	6%
Depreciation, depletion and amortization	17,970	15,425	16%
Production expenses per BOE
Lease operating and gas gathering	$7.53	$6.55	15%
Production and ad valorem taxes	2.24	3.09	(28)%
Depreciation, depletion and amortization	17.56	22.04	(20)%
Lease Operating and Gas Gathering
The table below provides detail of our lease operating and gas gathering expense for the three months ended March 31, 2019 and 2018:

In thousands	Three Months Ended March 31,
	2019	2018	Change
Lease operating	$6,831	$4,141	65%
Gas gathering, processing and transportation	879	443	98%
Total lease operating and gas gathering expense	$7,710	$4,584	68%
Lease operating expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for direct labor, water injection and disposal, utilities, materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production and ad valorem taxes.
Our lease operating and gas gathering expense increased 68%, or $3.1 million, for the three months ended March 31, 2019 to $7.7 million from $4.6 million in the comparable period in 2018. On a unit-of-production basis, lease operating and gas gathering expense increased 15%, or $0.98 per BOE, from $6.55 per BOE in the three months ended March 31, 2019 to $7.53 per BOE in the three months ended March 31, 2018. The increase in total lease operating costs is due to continuing incremental production brought online by our Eagle Ford development program.
Production and Ad Valorem Taxes
Production taxes are paid on produced crude oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. In general, the production taxes we pay correlate to the changes in oil and natural gas revenues. We are also subject to ad valorem taxes in the counties where our production is located. Ad valorem taxes are generally based on the valuation of our oil and natural gas properties.
The following table provides detail of our production and ad valorem taxes for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
In thousands	2019	2018	Change
Production taxes	$1,786	$1,721	4%
Ad valorem taxes	505	445	13%
Total production and ad valorem tax expense	$2,291	$2,166	6%

Our production and ad valorem tax expense increased $0.1 million, or 6%, in the three months ended March 31, 2019, to $2.3 million from $2.2 million in the comparable period in 2018. On a unit-of-production basis, production and ad valorem tax expense decreased 28%, or $0.86 per BOE, from $3.09 per BOE in the three months ended March 31, 2018 to $2.24 per BOE in the three months ended March 31, 2019. This decrease in the per-BOE rate is attributable to lower commodity prices received for our production due to lower oil prices as well as a higher ratio of natural gas production in the current quarter, which typically carries a lower realized price than oil and NGLs on a per-BOE basis.
Depreciation, Depletion and Amortization
The table below provides detail of our depreciation, depletion and amortization ("DD&A") expense for the three months ended March 31, 2019 and 2018.

In thousands	Three Months Ended March 31,
	2019	2018	Change
Depletion of proved oil and gas properties	$17,556	$15,147	16%
Depreciation of other property and equipment	336	235	43%
Accretion of asset retirement obligations	78	43	81%
Total DD&A	$17,970	$15,425	16%
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
DD&A expense for the three months ended March 31, 2019 was $18.0 million, a 16% increase from $15.4 million in the comparable period in 2018. This increase is due to continued development of our properties in the Eagle Ford. On a unit-of-production basis, DD&A decreased 20%, or $4.48 per BOE, from $22.04 per BOE for the three months ended March 31, 2018 to $17.56 per BOE for the three months ended March 31, 2019. This decrease reflects reserve growth from quarter to quarter due to the continuous development of our properties and, to a lesser extent, the Sabine acquisition in November 2018.
Loss on Sale of Oil and Gas Properties
On March 22, 2019, we completed the divestiture of our Pirate assets in Wilson County for $12.3 million, before closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE/d. We recognized a loss of $32.9 million during the first quarter of 2019 in conjunction with the sale of the assets.
General and Administrative
General and administrative ("G&A") expense increased $1.0 million, or 29%, to $4.4 million in the three months ended March 31, 2019, from $3.4 million for the comparable period in 2018. These increases reflect higher compensation expense and stock-based compensation expense for the 2019 period, due to increased head count quarter over quarter. On a unit-of-production basis, G&A expense decreased 12%, or $0.59 per BOE, from $4.87 per BOE in the three months ended March 31, 2018 to $4.28 per BOE in the three months ended March 31, 2019. This decrease is due to the increase in production volumes quarter-to-quarter.
Stock-based compensation included in G&A was $0.9 million for the three months ended March 31, 2019, versus $0.5 million for the three months ended March 31, 2018. This increase was due to additional grants of unvested restricted stock units and stock appreciation rights between the quarters, as well as changes in valuations of the underlying awards.

Interest Expense
The table below provides detail of the interest expense for our various long-term obligations for the three months ended March 31, 2019 and 2018.

In thousands	Three Months Ended March 31,
	2019	2018	Change
Interest expense on 11.25% Senior Notes	$7,031	$7,031	—%
Interest expense on Credit Facility	2,824	1,085	160%
Other interest expense	100	90	11%
Total cash interest expense (1)	$9,955	$8,206	21%
Amortization of debt issuance costs and discounts	701	1,052	(33)%
Total interest expense	$10,656	$9,258	15%
Per BOE:
Total cash interest expense	$9.73	$11.72	(17)%
Total interest expense	10.41	13.23	(21)%
(1) Cash interest is presented on an accrual basis.
Our total interest expense in the three months ended March 31, 2019 was $10.7 million, a 15% increase from $9.3 million in the comparable period in 2018. This increase is primarily due to a combination of higher principal and floating rates on our Credit Line (as defined below) in the first quarter of 2019, partially offset by lower non-cash interest expense.
On a unit-of-production basis, total interest expense decreased by 21%, or $2.82 per BOE, from $13.23 per BOE in the three months ended March 31, 2018 to $10.41 per BOE in the three months ended March 31, 2019.
Income Taxes
The following table provides further detail of our income tax expense for the three months ended March 31, 2019 and 2018.

In thousands, except per-BOE amounts and tax rates	Three Months Ended March 31,
	2019	2018
Current income tax benefit (expense)	$11	$(82)
Deferred income tax benefit	12,922	3,191
Total income tax benefit	$12,933	$3,109
Average income tax benefit per BOE	$12.64	$4.44
Effective tax rate	18.1%	15.8%
Total net deferred tax asset	$552	$—
Total net deferred tax liability	$—	$1,560
Income tax benefit increased $9.8 million between the comparable three month periods primarily due to a larger net loss in the current period. The Company's deferred tax assets exceeded its deferred tax liabilities at March 31, 2019. The Company currently believes that the future realization of future deferred tax benefits is more likely than not, therefore a valuation allowance has not been recognized as of the end of the period.

CAPITAL RESOURCES AND LIQUIDITY
We expect that our primary source of liquidity will be cash flows generated by operating activities, borrowings under our $500,000,000 Senior Secured Credit Facility (the "Credit Facility") and, if warranted, equity offerings. During the first quarter of 2019, we generated cash flows from operations of $9.8 million, after giving effect to $8.4 million change in cash outflows from working capital.
Our primary needs for cash are for capital expenditures, acquisitions of oil and natural gas properties, payments of contractual obligations and working capital obligations. We have historically financed our business through cash flows from operations, borrowings under our Credit Facility, the issuance of bonds and equity offerings. As circumstances warrant, we may access the capital markets and issue equity or debt from time to time on an opportunistic basis in a continued effort to optimize our balance sheet and to fund our operations and capital expenditures in the future, dependent upon market conditions and available pricing. Such uses of proceeds may include repayment of our debt, development or acquisition of additional acreage or proved properties, and general corporate purposes. There can be no assurance that future funding transactions will be available on favorable terms, or at all, and we therefore cannot guarantee the outcome of any such transactions.
At March 31, 2019, we had $3.8 million in cash and cash equivalents and $80.5 million of additional availability under our Credit Facility. We believe that our existing cash and cash equivalents, cash expected to be generated from operations and the availability of borrowing under our Credit Facility will be sufficient to meet our liquidity requirements, anticipated capital expenditures and payments due under our existing credit facility and notes outstanding for at least the next 12 months.
The cash flows for the three months ended March 31, 2019 and 2018 are presented below:

In thousands	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$9,826	$9,847
Investing activities	(22,298)	(34,476)
Financing activities	10,884	24,129
Net change in cash	$(1,588)	$(500)
Net Cash Provided by Operating Activities
Net cash provided by operating activities stayed relatively flat between the quarters at approximately $9.8 million. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $11.9 million . Compared to the first quarter of 2018, the first quarter of 2019 had higher oil and natural gas production which was largely offset by lower commodity prices and higher lease operating costs. Changes in our operating assets and liabilities between the three months ended March 31, 2018 and the three months ended March 31, 2019 resulted in a net decrease of approximately $11.9 million in net cash provided by operating activities for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $12.2 million, from $34.5 million in the three months ended March 31, 2018 to $22.3 million in the three months ended March 31, 2019. This decrease is primarily due to $12.1 million in proceeds from the sale of the Pirate assets in March 2019.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased $13.2 million, from $24.1 million provided during the three months ended March 31, 2019 to $10.9 million provided in the three months ended March 31, 2019. This decrease is primarily due to higher net proceeds received during the first quarter of 2018 between the retirement of the 8.75% Senior Notes and the issuance of the 11.25% Senior Notes (see below).

Debt
As of March 31, 2019, we had an aggregate of $448.1 million of indebtedness, including $194.0 million drawn on our Credit Facility, $250.0 million (less an unamortized discount of $4.2 million and debt issuance costs of $0.9 million) on our 11.25% Senior Notes and $9.3 million of other long-term notes.
Senior Secured Credit Facility
In July 2015, we entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time), which has a maturity date of July 29, 2020. As of March 31, 2019, $194.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility for the quarter was 4.85%. The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base.
We were in compliance with the terms of the Credit Facility as of March 31, 2019.
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
Retirement of 8.75% Senior Notes
Using proceeds from the issuance of the 11.25% Senior Notes, as discussed above, we fully retired the 8.750% Senior Unsecured Notes due April 15, 2019 (“the 8.75% Senior Notes”). Pursuant to the terms of the indenture, the 8.75% Senior Notes were redeemed at 104.375% of the outstanding principal amount, or approximately $158.5 million, which excluded accrued interest. In connection with this transaction, the we recognized a $8.6 million loss on extinguishment during the first quarter of 2018.

Capital Expenditures
We currently anticipate that our full-year 2019 capital budget, excluding acquisitions, will be approximately $107 million to $130 million. The table below summarizes our cash capital expenditures incurred for the three months ended March 31, 2019:

In thousands	Three Months Ended March 31, 2019
Acquisition of oil and gas properties	$(2,352)
Development of oil and gas properties	(29,137)
Purchases of other property and equipment	(2,916)
Total capital expenditures	$(34,405)
For the three months ended March 31, 2019, our capital expenditures were funded with cash flow from operations, with additional funds provided by borrowings on our Credit Facility. Our 2019 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital that we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated wells, our drilling results, other opportunities that may become available to us and our ability to obtain capital.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and judgments that can affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We analyze our estimates and judgments, including those related to oil, NGLs and natural gas revenues, oil and natural gas properties, impairment of long-lived assets, fair value of derivative instruments, asset and retirement obligations and income taxes, and we base our estimates and judgments on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from our estimates. The policies of particular importance to the portrayal of our financial position and results of operations and that require the application of significant judgment or estimates by our management are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K as reported and filed with the SEC on March 13, 2019 (our "2018 10-K").
As of March 31, 2019, there were no significant changes to any of our critical accounting policies and estimates.
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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, objectives, expectations and intentions reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, objectives, expectations or intentions will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Item 1A. Risk Factors, Item 8. Financial Statements and Supplementary Data and elsewhere in our 2018 Form 10-K, and Part I. Financial Information, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q.
These important factors include risks related to:

•	variations in the market demand for, and prices of, crude oil, NGLs and natural gas;

•	proved reserves or lack thereof;

•	estimates of crude oil, NGLs and natural gas data;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing to fund our operations;

•	borrowing capacity under our credit facility;

•	general economic and business conditions;

•	failure to realize expected value creation from property acquisitions;

•	uncertainties about our ability to find, develop or acquire additional oil and natural gas resources;

•	uncertainties with regard to our drilling schedules;

•	the expiration of leases on our undeveloped leasehold assets;

•	our dependence upon several significant customers for the sale of most of our crude oil, natural gas and NGL production;

•	counterparty credit risks;

•	competition within the crude oil and natural gas industry;

•	technology risks;

•	the concentration of our operations;

•	drilling results;

•	potential financial losses or earnings reductions from our commodity price risk management programs;

•	potential adoption of new governmental regulations;

•	our ability to satisfy future cash obligations and environmental costs; and

•	the other factors set forth under Risk Factors in Item 1A of Part I of our 2018 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As such, the information contained herein should be read in conjunction with the related disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following table shows the fair value of our derivative contracts and the hypothetical result from a 10% change in commodity prices as of March 31, 2019. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks could be mitigated by price changes in the underlying physical commodity:

		Hypothetical Fair Value
(in thousands)	Fair Value	10% Increase In Commodity Price	10% Decrease In Commodity Price
Swaps	$(12,936)	$(34,273)	$8,402
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
Interest Rate Risk
As of March 31, 2019, we had $194.0 million outstanding under the Credit Facility, which is subject to floating market rates of interest. Borrowings under the Credit Facility bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increase in this interest rate can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2019, a 100-basis-point change in interest rates would change our annualized interest expense by approximately $2.0 million.
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
Changes in Internal Control over Financial Reporting.
Prior to filing the 2018 Annual Report on Form 10-K, an error was discovered related to the calculation of the Company’s basic and diluted earnings per share for the year ended December 31, 2018. This error was identified and corrected prior to the filing of this Annual Report on Form 10-K but could have resulted in a material misstatement of the financial statements. This error was the result of inadequate design of controls pertaining to the Company’s review of its earnings per share calculation. The deficiency represents a material weakness in the Company’s internal control over financial reporting.
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. The remediation plan includes i) new controls over calculating and recording basic and diluted earnings per share and ii) additional training. New controls consist of enhancing the Company's formal quarterly and annual close procedures to ensure proper review of all potentially dilutive or participating instruments. Additional training will consist of internal review of technical guidance and attendance of external training sessions.
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
Subject to these remediation efforts, that were implemented after December 31, 2018, there have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors.
Information with respect to the Company’s risk factors has been incorporated by reference to Item 1A of the 2018 Form 10-K, which was filed on March 13, 2019. There have been no material changes to our risk factors affecting the Company since the filing of our 2018 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes purchases of our Class A Common Stock during the first quarter of 2019:

	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares that May Yet Be Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	—	—	—	—
February 2019	50,682	$4.94	—	—
March 2019	—	—	—	—
Total	50,682		—
Stock repurchases during the first quarter of 2019 were made in connection with delivery by our employees of shares to us to satisfy their tax withholding requirements related to the vesting of restricted shares.

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

LONESTAR RESOURCES US INC.

May 10, 2019	/s/ Frank D. Bracken, III
Frank D. Bracken, III Chief Executive Officer

May 10, 2019	/s/ Jason N. Werth
Jason N. Werth Chief Accounting Officer