Form 10-Q
period 2019-06-30
Lonestar Resources US Inc.
filed 2019-08-05
CIK 1661920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERL Y REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2019, the registrant had 24,933,853 shares of Class A voting common stock, par value $0.001 per share, outstanding.

i

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Lonestar Resources US Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$3,340	$5,355
Accounts receivable
Oil, natural gas liquid and natural gas sales	18,074	15,103
Joint interest owners and others, net	3,774	4,541
Related parties	24	301
Derivative financial instruments	7,143	15,841
Prepaid expenses and other	2,751	1,966
Total current assets	35,106	43,107
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	976,638	960,711
Unproved properties	78,872	81,850
Other property and equipment	21,150	17,727
Less accumulated depreciation, depletion and amortization	(368,117)	(369,529)
Property and equipment, net	708,543	690,759
Derivative financial instruments	5,457	7,302
Other non-current assets	2,421	2,944
Total assets	$751,527	$744,112
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$30,021	$18,260
Accounts payable – related parties	195	181
Oil, natural gas liquid and natural gas sales payable	13,339	13,022
Accrued liabilities	47,019	28,128
Derivative financial instruments	10,176	430
Total current liabilities	100,750	60,021
Long-term liabilities
Long-term debt	459,466	436,882
Asset retirement obligations	6,897	7,195
Deferred tax liabilities, net	682	12,370
Warrant liability	127	366
Warrant liability – related parties	234	689
Derivative financial instruments	1,726	21
Other non-current liabilities	3,043	4,021
Total long-term liabilities	472,175	461,544
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 24,933,853 and 24,645,825 issued and outstanding, respectively	142,655	142,655
Series A-1 convertible participating preferred stock, $0.001 par value, 95,961 and 91,784 shares issued and outstanding, respectively	—	—
Additional paid-in capital	175,709	174,379
Accumulated deficit	(139,762)	(94,487)
Total stockholders' equity	178,602	222,547
Total liabilities and stockholders' equity	$751,527	$744,112

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Oil sales	$44,726	$39,707	$78,310	$72,859
Natural gas liquid sales	3,549	4,410	6,942	6,143
Natural gas sales	3,940	3,735	7,704	5,542
Total revenues	52,215	47,852	92,956	84,544
Expenses
Lease operating and gas gathering	8,929	6,490	16,638	11,074
Production and ad valorem taxes	2,818	2,761	5,109	4,927
Depreciation, depletion and amortization	21,515	20,737	39,486	36,162
Loss on sale of oil and gas properties	155	—	33,046	1,568
General and administrative	3,841	5,305	8,221	8,724
Acquisition costs and other	—	(3)	(2)	(13)
Total expenses	37,258	35,290	102,498	62,442
Income (loss) from operations	14,957	12,562	(9,542)	22,102
Other expense
Interest expense	(10,778)	(9,298)	(21,434)	(18,555)
Change in fair value of warrants	796	(2,462)	694	(2,615)
Gain (loss) on derivative financial instruments	9,514	(25,498)	(26,724)	(36,654)
Loss on extinguishment of debt	—	—	—	(8,619)
Total other expense	(468)	(37,258)	(47,464)	(66,443)
Income (loss) before income taxes	14,489	(24,696)	(57,006)	(44,341)
Income tax (expense) benefit	(1,200)	3,103	11,732	6,211
Net income (loss)	13,289	(21,593)	(45,274)	(38,130)
Preferred stock dividends	(2,112)	(1,932)	(4,177)	(3,821)
Net income (loss) attributable to common stockholders	$11,177	$(23,525)	$(49,451)	$(41,951)

Net income (loss) per common share
Basic	0.28	(0.96)	(1.99)	$(1.71)
Diluted	0.28	(0.96)	(1.99)	$(1.71)

Weighted average common shares outstanding
Basic	24,924,169	24,599,744	24,811,895	24,598,345
Diluted	24,924,169	24,599,744	24,811,895	24,598,345
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	24,645,825	$142,655	91,784	$—	$174,379	$(94,487)	$222,547
Payment-in-kind dividends	—	—	2,065	—	—	—	—
Stock-based compensation	127,818	—	—	—	627	—	627
Net loss	—	—	—	—	—	(58,564)	(58,564)
Balance at March 31, 2019	24,773,643	$142,655	93,849	$—	$175,006	$(153,051)	$164,610
Payment-in-kind dividends	—	—	2,112	—	—	—	—
Stock-based compensation	160,210	—	—	—	703	—	703
Net income	—	—	—	—	—	13,289	13,289
Balance at June 30, 2019	24,933,853	$142,655	95,961	$—	$175,709	$(139,762)	$178,602

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	24,506,647	$142,655	83,968	$—	$174,871	$(113,836)	$203,690
Payment-in-kind dividends	—	—	1,889	—	—	—	—
Issued pursuant to stock-based compensation plan	127,666	—	—	—	(610)	—	(610)
Stock-based compensation	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	(16,537)	(16,537)
Balance at March 31, 2018	24,634,313	$142,655	85,857	$—	$174,477	$(130,373)	$186,759
Payment-in-kind dividends	—	—	1,932	—	—	—	—
Stock-based compensation	2,814	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(21,593)	(21,593)
Balance at June 30, 2018	24,637,127	$142,655	87,789	$—	$174,469	$(151,966)	$165,158

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(45,274)	$(38,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	39,486	36,162
Stock-based compensation	352	2,713
Stock-based payments	—	(601)
Deferred taxes	(11,688)	(6,432)
Loss on derivative financial instruments	26,724	36,620
Settlements of derivative financial instruments	(3,579)	(8,676)
Gain on disposal of property and equipment	(17)	—
Loss on abandoned property and equipment	—	170
Loss on sale of oil and gas properties	33,046	—
Non-cash interest expense	1,182	3,544
Change in fair value of warrants	(694)	2,615
Changes in operating assets and liabilities:
Accounts receivable	(3,379)	(254)
Prepaid expenses and other assets	(692)	(1,159)
Accounts payable and accrued expenses	2,720	12,179
Net cash provided by operating activities	38,187	38,751

Cash flows from investing activities
Acquisition of oil and gas properties	(3,025)	(2,862)
Development of oil and gas properties	(67,696)	(66,761)
Proceeds from sale of oil and gas properties	11,953	—
Purchases of other property and equipment	(3,267)	(1,498)
Net cash used in investing activities	(62,035)	(71,121)

Cash flows from financing activities
Proceeds from borrowings	54,000	290,744
Payments on borrowings	(32,167)	(255,452)
Net cash provided by financing activities	21,833	35,292
Net (decrease) increase in cash and cash equivalents	(2,015)	2,922
Cash and cash equivalents, beginning of the period	5,355	2,538
Cash and cash equivalents, end of the period	$3,340	$5,460

Supplemental information:
Cash paid for taxes	$—	$1,147
Cash paid for interest	19,770	6,143
Non-cash investing and financing activities:
Change in asset retirement obligation	$(455)	$183
Change in liabilities for capital expenditures	28,384	12,425
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
The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of June 30, 2019 and our consolidated results of operations for the three and six months ended June 30, 2019 and 2018.
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

The following is a reconciliation of basic and diluted earnings per share:

In thousands, except shares and per-share data	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator - Basic and Diluted
Total net income (loss) attributable to common stockholders	$11,177	$(23,525)	$(49,451)	$(41,951)
Less: allocation to participating securities	(4,310)	—	—	—
Net income (loss) attributable to common stockholders	$6,867	$(23,525)	$(49,451)	$(41,951)

Denominator - Basic and Diluted
Weighted average number of common shares	24,924,169	24,599,744	24,811,895	24,598,345

Earnings per share
Basic	$0.28	$(0.96)	$(1.99)	$(1.71)
Diluted	$0.28	$(0.96)	$(1.99)	$(1.71)
For the periods presented, there were no differences between the basic and diluted weighted average common shares. The following weighted average securities could potentially dilute earnings per share for the periods indicated, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Preferred stock	15,645,368	14,313,038	15,474,214	14,156,471
Warrants	760,000	760,000	760,000	760,000
Stock appreciation rights	1,010,000	999,643	1,010,000	841,948
Restricted stock units	1,553,526	1,002,072	1,259,682	726,919

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
Inherent in Lonestar's fixed price contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company. As of June 30, 2019, the Company had no open physical delivery obligations.

The following table summarizes Lonestar's commodity derivative contracts as of June 30, 2019:

	Contract			Volumes	Weighted
Commodity	Type	Period	Range (1)	(Bbls/Mcf per day)	Average Price
Oil - WTI	Swaps	July - Dec 2019	$48.04 - $69.57	7,305	$54.60
Oil - Argus WTI (2)	Basis Swaps	July - Dec 2019	5.00 - 5.55	6,000	5.05
Oil - WTI	Swaps	Jan - Dec 2020	48.90 - 65.56	7,480	56.95
Oil - WTI	Swaps	Jan - Dec 2021	51.05 - 56.50	3,000	54.68
Natural Gas - Henry Hub	Swaps	July - Dec 2019	2.76 - 2.98	15,000	2.82
Natural Gas - Henry Hub	Swaps	Jan - Dec 2020	2.59 - 2.59	15,000	2.59
(1) Ranges presented for fixed-price swaps and basis swaps represent the lowest and highest fixed prices of all open contracts for the period presented.
(2) Basis swap contracts establish a fixed amount for the differential between Argus WTI and Argus LLS prices on a trade-month basis for the period indicated.
As of June 30, 2019, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

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
Operating lease ROU assets are presented within Other Property and Equipment on the unaudited condensed consolidated balance sheet as of June 30, 2019. The current portion of operating lease liabilities are presented within Accrued Liabilities, and the non-current portion of operating lease liabilities are presented within Other Non-Current Liabilities on the unaudited condensed consolidated balance sheet.
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
The components of our total lease expense for the three and six months ended June 30, 2019 are as follows:

In thousands	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating Leases	$68	$137
Short-term leases(1)	633	1,259
Total lease expense	$701	$1,396
Short-term lease costs capitalized to oil and gas properties(2)	$2,326	$4,923
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
Supplemental balance sheet information related to leases follows:

In thousands, except lease term and discount rate data	June 30, 2019
Operating leases
Assets
Other property and equipment	$179
Liabilities
Accrued liabilities	179
Weighted-average remaining lease term	0.7
Weighted-average discount rate	5.0%
Supplemental cash flow information related to leases follows:

In thousands	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$137
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	137

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of June 30, 2019:

In thousands	Operating Leases
2019	$137
2020	45
Thereafter	—
Total minimum lease payments	182
Amount of lease payments representing interest	(3)
Present value of future minimum lease payments	$179
Under the previous accounting standard, future minimum lease payments for operating leases having initial or remaining noncancelable terms in excess of one year would have been as follows as of June 30, 2019:

In thousands	Amount
2019	$348
2020	477
2021	368
Total minimum lease payments	$1,193
Note 5. Revenue Recognition
Operating revenues are comprised of sales of crude oil, NGLs and natural gas, as presented in the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2019 and 2018.
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
Oil Revenues
The Company's crude oil sales contracts are generally structured such that Lonestar commits and dedicates for sale a specified volume of oil production from agreed-upon leases to a purchaser. Oil is sold at a contractually-specified index price plus or minus a differential, and title and control of the product generally transfers at the delivery point specified in the contract, at which point related revenue is recognized. For those leases in which Lonestar operates with other working interest owners, the Company recognizes oil revenue proportionate to its entitled share of volumes sold. Currently, all of Lonestar’s oil production comes from the Eagle Ford Shale play in South Texas, and direct sales to four purchasers account for the majority of its oil sales.
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
For those leases in which Lonestar operates with other working interest owners, the Company recognizes NGL and natural gas revenue proportionate to its entitled share of volumes sold. Currently, all of Lonestar’s NGL and natural gas production comes from the Eagle Ford Shale play in South Texas. Sales of Lonestar’s NGL and natural gas production is typically invoiced monthly based on actual volumes at the agreed-upon delivery point and stated contract pricing and allocations for the month.
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
Production Imbalances
Revenue is recorded based on the Company’s share of volumes sold, regardless of whether the Company has taken its proportional share of volumes produced. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. There were no imbalances at June 30, 2019.
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
The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the six months ended June 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, for each fair value hierarchy level:

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2019
Assets
Commodity derivatives	$—	$12,600	$—	$12,600
Liabilities:
Commodity derivatives	—	(11,902)	—	(11,902)
Warrant	—	—	(361)	(361)
Stock-based compensation	(573)	—	(351)	(924)
Total	$(573)	$698	$(712)	$(587)

December 31, 2018
Assets:
Commodity derivatives	$—	$23,143	$—	$23,143
Liabilities:
Commodity derivatives	—	(451)	—	(451)
Warrant	—	—	(1,055)	(1,055)
Stock-based compensation	(1,267)	—	(636)	(1,903)
Total	$(1,267)	$22,692	$(1,691)	$19,734

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
Level 3 Gains and Losses
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2019:

In thousands	Warrant	Stock-Based Compensation	Total
Balance as of December 31, 2018	$(1,055)	$(636)	$(1,691)
Unrealized gains	694	285	979
Balance as of June 30, 2019	$(361)	$(351)	$(712)
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
Other fair value measurements
The book values of cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. The carrying value of the Credit Facility (as defined in Note 8. below) approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company. The fair value of the 11.25% Senior Notes (as defined in Note 8. below) was approximately $237.7 million as of June 30, 2019 and are considered a Level 3 liability, as they are based on market transactions that occur infrequently as well as internally generated inputs.

Note 7. Accrued Liabilities
Accrued liabilities consisted of the following as of the dates indicated:

In thousands	June 30, 2019	December 31, 2018
Bonus payable	$1,135	$3,244
Payroll payable	78	773
Accrued interest – 11.25% Senior Notes	14,063	14,063
Accrued interest – other	540	104
Accrued well costs	25,671	9,026
Third party payments for joint interest expenditures	3,435	—
Accrued severance, property and franchise taxes	1,174	96
Accrued federal income tax	439	441
Current portion of operating lease liability	179	—
Other	305	381
Total accrued liabilities	$47,019	$28,128
Note 8. Long-Term Debt
The following long-term debt obligations were outstanding as of the dates indicated:

In thousands	June 30, 2019	December 31, 2018
Senior Secured Credit Facility	$205,000	$183,000
11.25% Senior Notes due 2023	250,000	250,000
Mortgage debt	9,011	9,151
Other	259	275
Total long-term debt	464,270	442,426
Unamortized discount	(3,938)	(4,500)
Unamortized debt issuance costs	(866)	(1,044)
Total long-term debt net of debt issuance costs	$459,466	$436,882
Senior Secured Credit Facility
In July 2015, the Company, through its subsidiary Lonestar Resources America, Inc. ("LRAI"), entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”), which has a maturity date of November 15, 2023. As of June 30, 2019, $205.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility for the quarter was 5.49%. Borrowing availability was $84.5 million as of June 30, 2019, which reflects $0.5 million of letters of credit outstanding.
The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base under the Credit Facility. As of June 30, 2019, the borrowing base and lender commitments for the Credit Facility was $290 million. The borrowing base under the Credit Facility is determined semi-annually as of May 1 and November 1. In April 2019, the Company and the Credit Facility lenders agreed to defer the scheduled May 1, 2019 borrowing base determination to June 2019.
In June 2019, the Company entered into the Borrowing Base Redetermination and Tenth Amendment to Credit Agreement (the "Tenth Amendment"), which (i) increased the borrowing base from $275 million to $290 million and (ii) amended certain other provisions of the Credit Facility, as set forth more specifically in the Tenth Amendment.
The Company was in compliance with the terms of the Credit Facility as of June 30, 2019.

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
Debt Issuance Costs
The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. At June 30, 2019 and December 31, 2018, the Company had approximately $1.2 million and $1.7 million, respectively, of debt issuance costs associated with issuance of the Credit Facility remaining that are being amortized over the lives of the respective debt which are recorded as Other Non-Current Assets in the accompanying unaudited condensed consolidated balance sheets.
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
Holders of Series A-1 Preferred Stock are entitled to cumulative dividends payable quarterly initially at a rate of 9% per annum (the “Dividend Rate”) in cash and, for any 12 quarters (“PIK Quarters”), at the Company’s option, (i) in the form of additional shares of the respective series of Series A-1 Preferred Stock at a per share price equal to $975 or (ii) by increasing Stated Value, in lieu of cash (collectively, the “PIK Option”). After the 12 PIK Quarters (four of which remain as of June 30, 2019), if the Company fails to fully declare and pay dividends in cash, then the Dividend Rate for Series A Preferred Stock will automatically increase by 5% per annum for the next succeeding dividend period and then an additional 1% for each successive dividend period, up to a maximum Dividend Rate of 20% per annum, until the Company pays dividends at such increased rate fully in cash for two consecutive quarters. In addition to dividends rights described above, holders of the Series A-1 Preferred Stock are entitled to receive dividends or distributions declared or paid on Class A voting common stock on an as-converted basis. If on June 15, 2024, the Prevailing Price is less than the Conversion Price then in effect, the Dividend Rate for Series A-1 Preferred Stock will automatically increase to 20% per annum, payable only in cash, unless automatically converted as described above. However, the Company, at its option, may instead elect to exchange each share of Series A-1 Preferred Stock for senior unsecured notes of the Company with a two-year maturity, a 9% per annum coupon payable semi-annually in cash, and governed by terms substantially similar to the Company’s most recent high yield indenture at that time. After June 15, 2020, the Company may redeem shares of Series A-1 Preferred Stock in cash at a per share amount equal to (i) 110% of the Stated Value, if the redemption occurs prior to June 15, 2021, (ii) 105% of the Stated Value, if the redemption occurs on or prior to June 15, 2022, and (iii) 100% of the Stated Value, if the redemption occurs after June 15, 2022, in each case, plus any unpaid dividends.
For the third and fourth quarters of 2017 and all four quarters of 2018, the Company elected the PIK Option for the Class A-1 Preferred Stock dividend payment, which resulted in the issuance of 11,784 additional shares of Series A-1 Preferred Stock. For the first and second quarters of 2019, the Company also elected the PIK Option for the Class A-1 Preferred Stock dividend payment, which resulted in the issuance of 4,177 additional shares of Series A-1 Preferred Stock.

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
Note 10. Stock-Based Compensation
Restricted Stock Units
Lonestar grants awards of restricted stock units ("RSUs") to employees and directors as part of its long-term compensation program. The awards vest over a three-year period, with specific terms of vesting determined at the time of grant. The Company determined the fair value of granted RSUs based on the market price of the Class A voting common stock of the Company on the date of grant. RSUs are paid in Class A voting common stock or cash (see below) after the vesting of the applicable RSU. Compensation expense for granted RSUs is recognized over the vesting period. For the six months ended June 30, 2019 and 2018, the Company recognized $1.3 million and $1.4 million, respectively, of stock-based compensation expense for RSUs.
During the first quarter of 2018, the Company elected to offer cash settlement to all employees for vested RSUs and, as a result of this modification, the RSU awards are classified as a liability on the Company’s balance sheet in accordance with ASC 718, Compensation – Stock Compensation, as of June 30, 2019 and December 31, 2018. As of the date of the modification, periodic compensation expense related to the awards is recognized based on the fair value of the awards, subject to a floor valuation that represents the compensation expense amount that would have otherwise been recognized had the Company not modified the terms of the award. The liability for RSUs on the accompanying consolidated balance sheet as of June 30, 2019 was $0.6 million.
As of June 30, 2019, there was $3.6 million of unrecognized compensation expense related to non-vested RSU grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years. The fair value of RSU grants that vested during the three months ended June 30, 2019 totaled $1.0 million.
A summary of the status of the Company's non-vested RSU grants issued, and the changes during the six months ended June 30, 2019 is presented below:

	Shares	Weighted Average Fair Value per Share
Non-vested RSUs at December 31, 2018	1,011,045	$5.06
Granted	1,254,750	3.43
Vested	(434,900)	4.64
Forfeited	(1,950)	—
Non-vested RSUs at June 30, 2019	1,828,945	$4.05
Stock Appreciation Rights
In the past, Lonestar has granted awards of stock appreciation rights (“SARs”) to employees and directors as part its long-term compensation program. The awards vest over a three-year period, with specific terms of vesting determined at the time of grant, and expire five-years after the date of issuance. The SARs are granted with a strike price equal to the fair market value at the time of grant, which is generally defined as the closing price of the Company's common stock on the NASDAQ on the date of grant.  SARs will be paid in cash or common stock at holder’s election once the SAR is vested. For the six months ended June 30, 2019 and 2018, the Company recognized $(0.3) million and $1.4 million, respectively, of stock-based compensation expense for SARs. The liability for SARs on the accompanying unaudited consolidated balance sheet as of June 30, 2019 was approximately $0.4 million.
As of June 30, 2019, there was $0.2 million of total compensation cost to be recognized in future periods related to non-vested SAR grants. The cost is expected to be recognized over a weighted-average period of 1.2 years.

The following is a summary of the Company's SAR activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2018	1,010,000	$6.30	3.5
SARs vested and exercisable at December 31, 2018	280,000	7.20	3.2
Granted	—	—	—
Exercised	—	—	—
Expired/forfeited	—	—	—
Outstanding at June 30, 2019	1,010,000	$6.30	3.0
SARs vested and exercisable at June 30, 2019	606,250	$6.65	2.9
Note 11. Related Party Activities
Leucadia
In August 2016, Lonestar entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Juneau, as initial purchaser, Leucadia as guarantor of Juneau’s obligations, the other purchasers party thereto and Jefferies, LLC, in its capacity as the collateral agent for the purchasers, relating to the issuance and sale of (i) up to $49.9 million aggregate principal amount of the Company's 12% senior secured second lien notes due 2021 (“Second Lien Notes”) and (ii) five-year warrants to purchase up to an aggregate 998,000 shares of the Company’s Class A voting common stock at a price equal to $5.00 per share (the “Warrants”). During 2016, the Company's issued $25.0 million in aggregate principal amount of Second Lien Notes and the Company issued Warrants to purchase 500,000 shares of its Class A voting common stock to Juneau. In December 2016, LRAI repaid to Juneau $21.0 million principal of the Second Lien Notes.
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
Other Related Party Transactions
New Tech Global Ventures, LLC, and New Tech Global Environmental, LLC, companies in which a director of the Company owns a limited partnership interest, have provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $525 and $339 thousand for the three months ended June 30, 2019 and 2018, respectively, and $815 thousand and $674 thousand for the six months ended June 30, 2019 and 2018, respectively.
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
Note 12. Commitments and Contingencies
Lonestar has two drilling rigs under contract that are currently operating, which provide for drilling rates of $22.5 thousand and $20.5 thousand per day, respectively. As of August 2019, both contracts are evergreen contracts that require a 30-days cancellation notice with no early termination fees. The Company plans to release both of these rigs prior to September 2019.
In July 2019, the Company signed another drilling rig contract that will commence on September 1, 2019. The new contract provides for a drilling rate of $22.5 thousand per day, and expires 183 days subsequent to the initial mobilization of the rig. Should the Company terminate the contract early, the early termination fee totals $15.0 thousand per day times the remaining number of days left on the contract after the termination date.
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
From time to time, Lonestar is subject to legal proceedings and claims that arise in the ordinary course of business. Like other crude oil and gas producers and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental, health and safety, and other laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company is not aware of any pending or overtly threatened legal action against it that could have a material impact on its business.

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
Operational Highlights for the Second Quarter of 2019
During the second quarter of 2019, we achieved the following operating and financial results:

•	Grew production by 22% compared to the second quarter of 2018, averaging 13,630 BOE per day versus 11,140 BOE per day.

•
Delivered outstanding wellhead realizations during the quarter. Our wellhead crude oil price realization was $63.05 per barrel, which reflects a premium of $3.24 per barrel versus West Texas Intermediate.

•
Continued to deliver outstanding results with our drilling program. In Karnes County, our Georg 3H-6H wells, which on average delivered initial production of 1,045 BOE/d, have now outperformed our third-party type curves by an average of 18% through 60 days. At Horned Frog, the F #A1H and F #B1H wells delivered average initial production of nearly 2,500 BOE/d, a record for the Company. Additionally, the Horned Frog NW #4H and #5H have produced over 114,000 BOE through their first 90 days of production, a 27% improvement over their offsets over the same time period. Our first three wells in De Witt County have recently been placed on production on our Sooner property and are averaging over 2,629 BOE/d per well (53% liquids) in their first week of production.

•
Continued to use commodity derivatives to create a higher degree of certainty to our cash flows and returns while mitigating financial risk. During the current quarter, we added hedges which bring total swap volumes to 7,305 barrels per day for the remainder of 2019 at an average WTI price of $54.60 per barrel, added hedges which bring total swap volumes to 7,480 barrels per day for 2020 at an average WTI price of $56.95 per barrel and 3,000 barrels per day for 2021 at an average WTI price of $54.68 per barrel. Additionally, we have LLS/WTI basis swaps covering 6,000 barrels per day at a weighted-average price of $5.05 per barrel for the remainder of 2019. By locking in these swaps, it should allow the Company to realize a premium to WTI after marketing, regardless of market conditions. We also have Henry Hub natural gas swaps covering 15,000 Mcf per day at a weighted-average price of $2.82 per MMBTU for the remainder of 2019 and added 15,000 Mcf per day of Henry Hub natural gas swaps for 2020 at an average price of $2.59 per MMBTU, further insulating Lonestar from fluctuations in the commodity markets.

Changes in operating results between the second quarters of 2019 and 2018 were primarily driven by the following:

•
Revenues increased by $4.4 million, or 9%, between the two quarters, primarily driven by a 22% increase in production partially offset with a 13% decrease in commodity prices. Net realized oil differentials improved by $2.77 per barrel from quarter to quarter.

•
Compared to the second quarter of 2018, lease operating and gas gathering expense increased $0.80, or 38%, per BOE, production and ad valorem taxes decreased $0.45, or 17%, per BOE, general and administrative expense decreased $0.59, or 12%, per BOE, and interest expense decreased $0.48, or 5%, per BOE.

•
Derivative financial instruments had a net gain of $9.5 million in the second quarter of 2019, compared to a net loss of $25.5 million in the second quarter of 2018, due to an increase in the fair value adjustments between the periods of $34.3 million, partially offset by a decrease in net cash payments of $.7 million for derivative settlements in the second quarter of 2019.

During the second quarter of 2019, we recognized net income attributable to common stockholders of $11.2 million, or $0.28 per diluted common share, compared to a net loss attributable to common stockholders of $23.5 million, or $0.96 per diluted common share, in the second quarter of 2018.
We generated $28.1 million of cash flow from operating activities during the second quarter of 2019, which was $0.8 million less than the $28.9 million generated by operating activities during the second quarter of 2018.
Pirate Divestiture
On March 22, 2019, we completed the divestiture of our Pirate assets in Wilson County for $12.3 million, before closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE per day. We recognized a loss of $32.9 million during the first quarter of 2019 in conjunction with the sale of the assets.

RESULTS OF OPERATIONS
Certain of our operating results and statistics for the three and six months ended June 30, 2019 and 2018 are summarized below:

In thousands, except per share and unit data	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Results
Net income (loss) attributable to common stockholders	$11,177	$(23,525)	$(49,451)	$(41,951)
Net income (loss) per common share – basic(1)	0.28	(0.96)	(1.99)	(1.71)
Net income (loss) per common share – diluted(1)	0.28	(0.96)	(1.99)	(1.71)
Net cash provided by operating activities	28,362	28,906	38,187	38,751
Revenues
Oil	$44,726	$39,707	$78,310	$72,859
NGLs	3,549	4,410	6,942	6,143
Natural gas	3,940	3,735	7,704	5,542
Total revenues	$52,215	$47,852	$92,956	$84,544
Total production volumes by product
Oil (Bbls)	709,361	580,398	1,299,457	1,097,041
NGLs (Bbls)	263,994	221,858	481,555	308,786
Natural gas (Mcf)	1,601,656	1,268,813	2,896,860	1,848,010
Total barrels of oil equivalent (6:1)	1,240,298	1,013,740	2,263,822	1,713,708
Daily production volumes by product
Oil (Bbls/d)	7,795	6,378	7,179	6,061
NGLs (Bbls/d)	2,901	2,438	2,661	1,706
Natural gas (Mcf/d)	17,601	13,943	16,005	10,210
Total barrels of oil equivalent (BOE/d)	13,630	11,140	12,507	9,468
Average realized prices
Oil ($ per Bbl)	$63.05	$68.41	$60.26	$66.41
NGLs ($ per Bbl)	13.44	19.88	14.42	19.89
Natural gas ($ per Mcf)	2.46	2.94	2.66	3.00
Total oil equivalent, excluding the effect from commodity derivatives ($ per BOE)	42.10	47.20	41.06	49.33
Total oil equivalent, including the effect from commodity derivatives ($ per BOE)	38.63	40.69	38.86	43.40
Operating and other expenses
Lease operating and gas gathering	$8,929	$6,490	$16,638	$11,074
Production and ad valorem taxes	2,818	2,761	5,109	4,927
Depreciation, depletion and amortization	21,515	20,737	39,486	36,162
General and administrative	3,841	5,305	8,221	8,724
Interest expense	10,778	9,298	21,434	18,555
Operating and other expenses per BOE
Lease operating and gas gathering	$7.20	$6.40	$7.35	$6.46
Production and ad valorem taxes	2.27	2.72	2.26	2.88
Depreciation, depletion and amortization	17.35	20.46	17.44	21.10
General and administrative	3.10	5.23	3.63	5.09
Interest expense	8.69	9.17	9.47	10.83

(1) Basic and diluted earnings per share are calculated using the two-class method. See Footnote 1. Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1.

Production
The table below summarizes our production volumes for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Oil (Bbls/d)	7,795	6,378	22%	7,179	6,061	18%
NGLs (Bbls/d)	2,901	2,438	19%	2,661	1,706	56%
Natural gas (Mcf/d)	17,601	13,943	26%	16,005	10,210	57%
Total (BOE/d)	13,630	11,140	22%	12,507	9,468	32%
Total production during the second quarter of 2019 averaged 13,630 BOE per day, an increase of 22%, or 2,490 BOE per day, compared to the same period in 2018. Total production during the first six months of 2019 averaged 12,507 BOE per day, an increase of 32%, or 3,039 BOE per day, compared to the same period in 2018. This increase was primarily driven by development of our Eagle Ford acreage, with a much smaller increase attributable to incremental production from producing wells acquired in November 2018 in the Sooner acquisition.
Our production during the second quarter of 2019 was 78% oil and NGLs, which approximated the percentage of oil and NGLs produced during the second quarter of 2018.
Oil, Natural Gas Liquid and Natural Gas Revenues
The table below summarizes our production revenues for the three and six months ended June 30, 2019 and 2018:

In thousands	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Oil	$44,726	$39,707	13%	$78,310	$72,859	7%
NGLs	3,549	4,410	(20)%	6,942	6,143	13%
Natural gas	3,940	3,735	5%	7,704	5,542	39%
Total revenues	$52,215	$47,852	9%	$92,956	$84,544	10%
Our oil, NGL and natural gas revenues during the three months ended June 30, 2019 increased $4.4 million, or 9%, compared to those revenues for the same period in 2018. For the six months ended June 30, 2019, our oil, NGL and natural gas revenues increased $8.4 million, or 10%, compared to these revenues for the same period in 2018. The changes in our oil, NGL and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

In thousands	Three Months Ended June 30, 2019 vs 2018		Six Months Ended June 30, 2019 vs 2018

	Increase (Decrease) in Revenues	Percentage Increase (Decrease) in Revenues	Increase (Decrease) in Revenues	Percentage Increase (Decrease) in Revenues
Change in oil, NGL and natural gas revenues due to:
Increase in production	$10,694	22%	$27,139	32%
Decrease in commodity prices	(6,331)	(13)%	(18,727)	(22)%
Total increase in oil, NGL and natural gas revenues	$4,363	9%	$8,412	10%

Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Average net realized price
Oil ($/Bbl)	$63.05	$68.41	(8)%	$60.26	$66.41	(9)%
NGLs ($/Bbls)	13.44	19.88	(32)%	14.42	19.89	(28)%
Natural gas ($/Mcf)	2.46	2.94	(16)%	2.66	3.00	(11)%
Total ($/BOE)	42.10	47.20	(11)%	41.06	49.33	(17)%
Average NYMEX differentials
Oil per Bbl	$3.24	$0.47	590%	$2.90	$1.00	190%
Natural gas per Mcf	(0.10)	0.11	(191)%	(0.08)	0.05	(261)%
The average wellhead price for our production in the three months ended June 30, 2019 was $42.10 per BOE, an 11% decrease compared to the average price for the comparable period in 2018. The realized wellhead price for the six months ended June 30, 2019 was $41.06 per BOE, a 17% decrease compared to the average price for the comparable period in 2018. Reported wellhead realizations were driven lower by a decrease in the crude oil and natural gas benchmark prices between the periods, partially offset by a higher NYMEX oil differential.
Our average NYMEX oil differential improved quarter over quarter by $2.77 per Bbl, largely due to the increased spread between Louisiana Light Sweet ("LLS") prices, for which substantially all of our crude oil sales were based for the periods presented, and NYMEX WTI benchmark prices.
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
The following table summarizes the net cash (payments) receipts on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
In thousands, except price impact	Net realized settlements	Price impact	Net realized settlements	Price impact	Net realized settlements	Price impact	Net realized settlements	Price impact
Payments on settlements of oil derivatives	$(5,066)	$(7.14)	$(5,730)	$(9.87)	$(4,603)	$(3.54)	$(8,860)	$(8.08)
Receipts on settlements of natural gas derivatives	178	0.11	136	0.11	1,024	0.35	184	0.10
Total net commodity derivative settlements	$(4,888)		$(5,594)		$(3,579)		$(8,676)
Our realized net loss on commodity derivative contracts was $4.2 million and $5.0 million for the three and six months ended June 30, 2019, respectively. We realized an average loss of $4.35 and $2.79 per BOE on our oil and natural gas swaps during the three and six months ended June 30, 2019, respectively, as compared to an average loss of $6.51 and $5.93 per BOE for the three and six months ended June 30, 2018, respectively. Our oil volumes hedged for the three months ended June 30, 2019 were 23% higher as compared to the three months ended June 30, 2018.

Production Expenses
The table below presents detail of production expenses for the three and six months ended June 30, 2019 and 2018:

In thousands, except expense per BOE	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Production expenses
Lease operating and gas gathering	$8,929	$6,490	38%	$16,638	$11,074	50%
Production and ad valorem taxes	2,818	2,761	2%	5,109	4,927	4%
Depreciation, depletion and amortization	21,515	20,737	4%	39,486	36,162	9%
Production expenses per BOE
Lease operating and gas gathering	$7.20	$6.40	12%	$7.35	$6.46	14%
Production and ad valorem taxes	2.27	2.72	(16)%	2.26	2.88	(22)%
Depreciation, depletion and amortization	17.35	20.46	(15)%	17.44	21.10	(17)%
Lease Operating and Gas Gathering
The table below provides detail of our lease operating and gas gathering expense for the three and six months ended June 30, 2019 and 2018:

In thousands	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Lease operating	$7,692	$5,694	35%	$14,522	$9,834	48%
Gas gathering, processing and transportation	1,237	796	55%	2,116	1,240	71%
Total lease operating and gas gathering expense	$8,929	$6,490	38%	$16,638	$11,074	50%
Lease operating expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for direct labor, water injection and disposal, utilities, materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production and ad valorem taxes.
Our lease operating and gas gathering expense increased $2.4 million, or 38%, for the three months ended June 30, 2019 to $8.9 million from $6.5 million in the comparable period in 2018. On a six-month comparative basis, these expenses increased $5.5 million, or 50%, from $11.1 million in 2018 to $16.6 million in 2019. On a unit-of-production basis, lease operating and gas gathering expense increased 12%, or $0.80 per BOE, from $6.40 per BOE in the three months ended June 30, 2018 to $7.20 per BOE in the three months ended June 30, 2019. On a six-month comparative basis, these expenses increased 14%, or $0.89 per BOE, from $6.46 per BOE in the six months ended June 30, 2018 to $7.35 per BOE for the six months ended June 30, 2019. The increase in total lease operating costs is due to continuing incremental production brought online by our Eagle Ford development program, as well as higher gas processing costs in the current year.
Compared to the first quarter of 2019, lease operating and gas gathering expense remained relatively flat at $7.7 million. On a unit-of-production basis, these expenses decreased 4%, or $0.33 per BOE, from the first quarter of 2019.
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

The following table provides detail of our production and ad valorem taxes for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2019	2018	Change	2019	2018	Change
Production taxes	$2,312	$2,311	—%	$4,098	$4,032	2%
Ad valorem taxes	506	450	12%	1,011	895	13%
Total production and ad valorem tax expense	$2,818	$2,761	2%	$5,109	$4,927	4%
Our production and ad valorem tax expense remained relatively flat between the three months ended June 30, 2019 and 2018, at approximately $2.8 million. On a six-month comparative basis, these expenses increased $0.2 million, or 4%, from $4.9 million in 2018 to $5.1 million in 2019. On a unit-of-production basis, production and ad valorem tax expense decreased 16%, or $0.45 per BOE, from $2.72 per BOE in the three months ended June 30, 2018 to $2.27 per BOE in the three months ended June 30, 2019. On a six-month comparative basis, these expenses decreased 22%, or $0.62 per BOE, from $2.88 per BOE for the six months ended June 30, 2018, to $2.26 per BOE for the six months ended June 30, 2019. This decrease in the per-BOE rate is attributable to lower commodity prices received for our production due to lower realized commodity prices in the current periods.
Compared to the first quarter of 2019, production and ad valorem taxes increased $0.5 million, or 23%. This increase correlates with the 20% increase in the Company's production between the periods. On a unit of production basis, these expenses slightly increased by $0.03 per BOE from the first quarter of 2019.
Depreciation, Depletion and Amortization
The table below provides detail of our depreciation, depletion and amortization ("DD&A") expense for the three and six months ended June 30, 2019 and 2018.

In thousands	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Depletion of proved oil and gas properties	$21,079	$20,413	3%	$38,636	$35,560	9%
Depreciation of other property and equipment	357	280	28%	693	515	35%
Accretion of asset retirement obligations	79	44	80%	157	87	80%
Total DD&A	$21,515	$20,737	4%	$39,486	$36,162	9%
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
DD&A expense for the three months ended June 30, 2019 was $21.5 million, a 4% increase from $20.7 million in the comparable period in 2018. On a six-month comparative basis, these expenses increased $3.3 million, or 9%, from $36.2 million in 2018 to $39.5 million in 2019. This increase is due to continued development of our properties in the Eagle Ford. On a unit-of-production basis, DD&A decreased 15%, or $3.11 per BOE, from $20.46 per BOE for the three months ended June 30, 2018 to $17.35 per BOE for the three months ended June 30, 2019. This decrease reflects reserve growth from quarter to quarter due to the continuous development of our properties and, to a lesser extent, the Sooner acquisition in November 2018.
Compared to the first quarter of 2019, DD&A expense for the three months ended June 30, 2019 increased $3.5 million, or 20%. On a unit-of-production basis, DD&A decreased by $0.21 per BOE, or 1%, from the first quarter of 2019.

Loss on Sale of Oil and Gas Properties
On March 22, 2019, we completed the divestiture of our Pirate assets in Wilson County for $12.3 million, before closing adjustments, to a private third party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE per day. We recognized a loss of $32.9 million during the first quarter of 2019 in conjunction with the sale of the assets.
General and Administrative
General and administrative ("G&A") expense decreased $1.5 million, or 28%, to $3.8 million in the three months ended June 30, 2019, from $5.3 million for the comparable period in 2018. This decrease reflects lower compensation and stock-based compensation expense in the current quarter, partially offset by higher professional fees. On a six-month comparative basis, G&A decreased $0.5 million, or 6%, between the two periods. On a unit-of-production basis, G&A expense decreased 41%, or $2.13 per BOE, from $5.23 per BOE in the three months ended June 30, 2018 to $3.10 per BOE in the three months ended June 30, 2019. This decrease was due to the increase in production volumes quarter to quarter, as well as the changes in total expense noted above.
Stock-based compensation included in G&A was $0.1 million for the three months ended June 30, 2019, versus $0.5 million for the three months ended June 30, 2018. This decrease was due to changes in valuations of the underlying awards.
Interest Expense
The table below provides detail of the interest expense for our various long-term obligations for the three and six months ended June 30, 2019 and 2018:

In thousands	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Interest expense on 11.25% Senior Notes	$7,031	$6,797	3%	$14,062	$13,828	2%
Interest expense on Credit Facility	2,999	1,316	128%	5,823	2,401	143%
Other interest expense	132	155	(15)%	232	244	(5)%
Total cash interest expense (1)	$10,162	$8,268	23%	$20,117	$16,473	22%
Amortization of debt issuance costs and discounts	616	1,030	(40)%	1,317	2,082	(37)%
Total interest expense	$10,778	$9,298	16%	$21,434	$18,555	16%
Per BOE:
Total cash interest expense	$8.19	$8.15	1%	$8.89	$9.61	(8)%
Total interest expense	8.69	9.17	(5)%	9.47	10.83	(13)%
(1) Cash interest is presented on an accrual basis.
Our total interest expense in the three months ended June 30, 2019 was $10.8 million, a 16% increase from $9.3 million in the comparable period in 2018. On a six-month comparative basis, total interest expense increased $2.8 million, or 16%, from $18.6 million in 2018 to $21.4 million in 2019. These increases are primarily due to a combination of higher principal and floating rates on our Credit Line (as defined below) in 2019, partially offset by lower non-cash interest expense.
On a unit-of-production basis, total interest expense decreased by 5%, or $0.48 per BOE, from $9.17 per BOE in the three months ended June 30, 2018 to $8.69 per BOE in the three months ended June 30, 2019. On a six-month comparative basis, total interest expense decreased 13%, or $1.36 per BOE, from $10.83 per BOE in 2018 to $9.47 per BOE in 2019.
Compared to the first quarter of 2019, interest expense for the three months ended June 30, 2019 slightly increased by $0.1 million. On a unit-of-production basis, interest expense decreased by $1.72 per BOE, or 17%, from the first quarter of 2019.

Income Taxes
The following table provides further detail of our income taxes for the three and six months ended June 30, 2019 and 2018:

In thousands, except per-BOE amounts and tax rates	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current income tax benefit (expense)	$34	$(121)	$44	$(220)
Deferred income tax (expense) benefit	(1,234)	3,224	11,688	6,431
Total income tax (expense) benefit	$(1,200)	$3,103	$11,732	$6,211
Average income tax (expense) benefit per BOE	$(0.97)	$3.06	$5.18	$3.62
Effective tax rate	8.3%	12.6%	20.6%	14.4%
Total net deferred tax asset	$—	$1,662
Total net deferred tax liability	$682	$—
Income tax expense increased $4.3 million between the comparable quarters primarily due to net income for the current quarter. This also attributed to reversal of a net deferred tax asset of $0.6 million from of the first quarter of 2019 that is now a net deferred tax liability of $0.7 million. Year-to-date, our effective tax rate approximates standard tax rate of 21%.

CAPITAL RESOURCES AND LIQUIDITY
We expect that our primary source of liquidity will be cash flows generated by operating activities, borrowings under our $500,000,000 Senior Secured Credit Facility (the "Credit Facility") and, if warranted, equity offerings. During the first six months of 2019, we generated cash flows from operations of 38.2 million, after giving effect to a $0.2 million change in cash ouflows from working capital.
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
At June 30, 2019, we had $3.3 million in cash and cash equivalents and $84.5 million of additional availability under our Credit Facility. We believe that our existing cash and cash equivalents, cash expected to be generated from operations and the availability of borrowing under our Credit Facility will be sufficient to meet our liquidity requirements, anticipated capital expenditures and payments due under our existing credit facility and notes outstanding for at least the next 12 months.
The cash flows for the six months ended June 30, 2019 and 2018 are presented below:

In thousands	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$38,187	$38,751
Investing activities	(62,035)	(71,121)
Financing activities	21,833	35,292
Net change in cash	$(2,015)	$2,922
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $38.2 million for the first six months of 2019 was slightly lower than the first six months of 2018, which totaled $38.8 million. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $11.6 million. Compared to the first six months of 2018, the first six months of 2019 had higher oil and natural gas production which was largely offset by lower commodity prices and higher lease operating costs. Changes in our operating assets and liabilities between the six months ended June 30, 2018 and the six months ended June 30, 2019 resulted in a net decrease of approximately $12.1 million in net cash provided by operating activities for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $9.1 million, from $71.1 million in the six months ended June 30, 2018 to $62.0 million in the six months ended June 30, 2019. This decrease is primarily due to $12.0 million in proceeds from the sale of the Pirate assets in March 2019.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased $13.5 million, from $35.3 million provided during the six months ended June 30, 2018 to $21.8 million provided in the six months ended June 30, 2019. This decrease is primarily due to higher net proceeds received during the first quarter of 2018 between the retirement of the 8.75% Senior Notes and the issuance of the 11.25% Senior Notes (see below).

Debt
As of June 30, 2019, we had an aggregate of $459.5 million of indebtedness, including $205.0 million drawn on our Credit Facility, $250.0 million (less an unamortized discount of $3.9 million and debt issuance costs of $0.9 million) on our 11.25% Senior Notes and $9.3 million of other long-term notes.
Senior Secured Credit Facility
In July 2015, we entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time), which has a maturity date of July 29, 2020. As of June 30, 2019, $205.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility for the quarter was 5.49%. The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base.
In June 2019, the Company entered into the Borrowing Base Redetermination and Tenth Amendment to Credit Agreement (the "Tenth Amendment"), which (i) increased the borrowing base from $275 million to $290 million and (ii) amended certain other provisions of the Credit Facility, as set forth more specifically in the Tenth Amendment.
We were in compliance with the terms of the Credit Facility as of June 30, 2019.
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

Capital Expenditures
We currently anticipate that our full-year 2019 capital budget, excluding acquisitions, will be approximately $130 million, which will primarily be used to drill and complete 20 wells, 11 of which were placed into production by the end of the second quarter with an additional three wells at Sooner completing drilling operations. The table below summarizes our cash capital expenditures incurred for the six months ended June 30, 2019:

In thousands	Six Months Ended June 30, 2019
Acquisition of oil and gas properties	$3,025
Development of oil and gas properties	67,696
Purchases of other property and equipment	3,267
Total capital expenditures	$73,988
For the six months ended June 30, 2019, our capital expenditures were funded with cash flow from operations, with additional funds provided by borrowings on our Credit Facility. Our 2019 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital that we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated wells, our drilling results, other opportunities that may become available to us and our ability to obtain capital.
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
As of June 30, 2019, there were no significant changes to any of our critical accounting policies and estimates.
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
The following table shows the fair value of our derivative contracts and the hypothetical result from a 10% change in commodity prices as of June 30, 2019. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks could be mitigated by price changes in the underlying physical commodity:

		Hypothetical Fair Value
(in thousands)	Fair Value	10% Increase In Commodity Price	10% Decrease In Commodity Price
Swaps	$784	$(32,538)	$30,970
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
Interest Rate Risk
As of June 30, 2019, we had $205.0 million outstanding under the Credit Facility, which is subject to floating market rates of interest. Borrowings under the Credit Facility bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increase in this interest rate can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at June 30, 2019, a 100-basis-point change in interest rates would change our annualized interest expense by approximately $2.1 million.
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
Remediation of Previous Material Weakness
Prior to filing the 2018 Annual Report on Form 10-K, an error was discovered related to the calculation of the Company’s basic and diluted earnings per share for the year ended December 31, 2018. This error was identified and corrected prior to the filing of the Annual Report on Form 10-K but could have resulted in a material misstatement of the financial statements. This error was the result of inadequate design of controls pertaining to the Company’s review of its earnings per share calculation. The deficiency represents a material weakness in the Company’s internal control over financial reporting.
To remediate the material weakness described above and enhance our internal control over financial reporting, management implemented new controls over calculating and recording basic and diluted earnings per share and additional training beginning in the first quarter of 2019. As a result of the implementation of these controls, management has determined that the foregoing material weakness has been remediated as of June 30, 2019.
Changes in Internal Controls
Other than the remediation efforts related to the material weakness noted above, there have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes purchases of our Class A Common Stock during the second quarter of 2019:

	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares that May Yet Be Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2019	44,900	$4.40	—	—
May 2019	890	3.46	—	—
June 2019	—	—	—	—
Total	45,790		—
Stock repurchases during the second quarter of 2019 were made in connection with delivery by our employees of shares to us to satisfy their tax withholding requirements related to the vesting of restricted shares.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
		Form	File No.	Exhibit
10.1†	Lonestar Resources US Inc. Amended and Restated 2016 Incentive Plan, as amended as of May 23, 2019	8-K	001-37670	10.1	5/23/19
10.2	Borrowing Base Redetermination and Tenth Amendment to Credit Agreement	8-K	001-37670	10.1	6/17/19
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Accounting Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.

**	Furnished herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONESTAR RESOURCES US INC.

August 5, 2019	/s/ Frank D. Bracken, III
Frank D. Bracken, III Chief Executive Officer

August 5, 2019	/s/ Jason N. Werth
Jason N. Werth Chief Accounting Officer