Form 10-Q
period 2019-09-30
Lonestar Resources US Inc.
filed 2019-11-12
CIK 1661920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERL Y REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 11, 2019, the registrant had 24,944,891 shares of Class A voting common stock, par value $0.001 per share, outstanding.

i

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Lonestar Resources US Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$3,441	$5,355
Accounts receivable
Oil, natural gas liquid and natural gas sales	16,594	15,103
Joint interest owners and others, net	5,159	4,541
Related parties	5,213	301
Derivative financial instruments	15,798	15,841
Prepaid expenses and other	2,844	1,966
Total current assets	49,049	43,107
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	1,009,545	960,711
Unproved properties	80,565	81,850
Other property and equipment	21,344	17,727
Less accumulated depreciation, depletion and amortization	(392,604)	(369,529)
Property and equipment, net	718,850	690,759
Derivative financial instruments	9,857	7,302
Other non-current assets	2,457	2,944
Total assets	$780,213	$744,112
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$34,363	$18,260
Accounts payable – related parties	251	181
Oil, natural gas liquid and natural gas sales payable	15,286	13,022
Accrued liabilities	16,100	28,128
Derivative financial instruments	3,271	430
Total current liabilities	69,271	60,021
Long-term liabilities
Long-term debt	499,772	436,882
Asset retirement obligations	7,139	7,195
Deferred tax liabilities, net	5,387	12,370
Warrant liability	162	366
Warrant liability – related parties	299	689
Derivative financial instruments	4	21
Other non-current liabilities	3,360	4,021
Total long-term liabilities	516,123	461,544
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 24,933,853 and 24,645,825 issued and outstanding, respectively	142,655	142,655
Series A-1 convertible participating preferred stock, $0.001 par value, 98,120 and 91,784 shares issued and outstanding, respectively	—	—
Additional paid-in capital	175,709	174,379
Accumulated deficit	(123,545)	(94,487)
Total stockholders' equity	194,819	222,547
Total liabilities and stockholders' equity	$780,213	$744,112

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Oil sales	$42,187	$47,846	$120,496	$120,705
Natural gas liquid sales	3,439	6,795	10,381	12,939
Natural gas sales	7,519	4,096	15,224	9,637
Total revenues	53,145	58,737	146,101	143,281
Expenses
Lease operating and gas gathering	10,055	6,687	26,695	17,761
Production and ad valorem taxes	3,017	3,218	8,126	8,145
Depreciation, depletion and amortization	24,635	23,775	64,120	59,937
Loss on sale of oil and gas properties	483	—	33,530	1,568
Impairment of oil and gas properties	—	12,169	—	12,169
General and administrative	4,124	4,661	12,345	13,385
Acquisition costs and other	(2)	315	(4)	302
Total expenses	42,312	50,825	144,812	113,267
Income from operations	10,833	7,912	1,289	30,014
Other expense
Interest expense	(11,295)	(10,215)	(32,730)	(28,771)
Change in fair value of warrants	(100)	509	594	(2,105)
Gain (loss) on derivative financial instruments	21,546	(18,198)	(5,177)	(54,852)
Loss on extinguishment of debt	—	—	—	(8,619)
Total other expense	10,151	(27,904)	(37,313)	(94,347)
Income (loss) before income taxes	20,984	(19,992)	(36,024)	(64,333)
Income tax (expense) benefit	(4,767)	282	6,966	6,493
Net income (loss)	16,217	(19,710)	(29,058)	(57,840)
Preferred stock dividends	(2,159)	(1,975)	(6,336)	(5,796)
Net income (loss) attributable to common stockholders	$14,058	$(21,685)	$(35,394)	$(63,636)

Net income (loss) per common share
Basic	$0.34	$(0.88)	$(1.42)	$(2.59)
Diluted	$0.33	$(0.88)	$(1.42)	$(2.59)

Weighted average common shares outstanding
Basic	24,933,853	24,599,744	24,852,994	24,598,816
Diluted	25,331,810	24,599,744	24,852,994	24,598,816
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Class A Voting Common Stock				Series A-1 Preferred Stock			Additional Paid-in Capital		Accumulated Deficit		Total Stockholders' Equity
	Shares		Amount		Shares	Amount
Balance at December 31, 2018	24,645,825		$142,655		91,784	$—		$174,379		$(94,487)		$222,547
Payment-in-kind dividends	—		—		2,065	—		—		—		—
Stock-based compensation	127,818		—		—	—		627		—		627
Net loss	—		—		—	—		—		(58,564)		(58,564)
Balance at March 31, 2019	24,773,643	—	142,655	—	93,849	—	—	175,006	—	(153,051)	—	164,610
Payment-in-kind dividends	—		—		2,112	—		—		—		—
Stock-based compensation	160,210		—		—	—		703		—		703
Net income	—		—		—	—		—		13,289		13,289
Balance at June 30, 2019	24,933,853		142,655		95,961	—		175,709		(139,762)		178,602
Payment-in-kind dividends	—		—		2,159	—		—		—		—
Net income	—		—		—	—		—		16,217		16,217
Balance at September 30, 2019	24,933,853		$142,655		98,120	$—		$175,709		$(123,545)		$194,819

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	24,506,647	$142,655	83,968	$—	$174,871	$(113,836)	$203,690
Payment-in-kind dividends	—	—	1,889	—	—	—	—
Issued pursuant to stock-based compensation plan	127,666	—	—	—	(610)	—	(610)
Stock-based compensation	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	(16,537)	(16,537)
Balance at March 31, 2018	24,634,313	142,655	85,857	—	174,477	(130,373)	186,759
Payment-in-kind dividends	—	—	1,932	—	—	—	—
Issued pursuant to stock-based compensation plan	—	—	—	—	9	—	9
Stock-based compensation	2,814	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	(21,593)	(21,593)
Balance at June 30, 2018	24,637,127	142,655	87,789	—	174,469	(151,966)	165,158
Payment-in-kind dividends	—	—	1,975	—	—	—	—
Retirement of Class B Common Stock	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	(19,710)	(19,710)
Balance at September 30, 2018	24,637,127	$142,655	89,764	$—	$174,459	$(171,676)	$145,438
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(29,058)	$(57,840)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	64,120	59,937
Stock-based compensation	1,294	3,637
Stock-based payments	—	(601)
Deferred taxes	(6,983)	(7,145)
Loss on derivative financial instruments	5,177	54,852
Settlements of derivative financial instruments	(3,858)	(16,323)
Impairment of oil and natural gas properties	—	12,169
Gain on disposal of property and equipment	(17)	—
Loss on abandoned property and equipment	—	171
Loss on sale of oil and gas properties	33,530	—
Non-cash interest expense	1,822	4,556
Change in fair value of warrants	(594)	2,105
Changes in operating assets and liabilities:
Accounts receivable	(8,330)	(4,596)
Prepaid expenses and other assets	(1,102)	(1,835)
Accounts payable and accrued expenses	(3,128)	6,733
Net cash provided by operating activities	52,873	55,820

Cash flows from investing activities
Acquisition of oil and gas properties	(5,239)	(4,762)
Development of oil and gas properties	(119,273)	(122,691)
Proceeds from sale of oil and gas properties	11,470	—
Purchases of other property and equipment	(3,527)	(1,631)
Net cash used in investing activities	(116,569)	(129,084)

Cash flows from financing activities
Proceeds from borrowings	114,000	348,744
Payments on borrowings	(52,218)	(273,466)
Repurchase and retire Class B Common Stock	—	(10)
Net cash provided by financing activities	61,782	75,268
Net (decrease) increase in cash and cash equivalents	(1,914)	2,004
Cash and cash equivalents, beginning of the period	5,355	2,538
Cash and cash equivalents, end of the period	$3,441	$4,542

Supplemental information:
Cash paid for taxes	$—	$1,147
Cash paid for interest	28,125	22,324
Non-cash investing and financing activities:
Change in asset retirement obligation	$(292)	$222
Change in liabilities for capital expenditures	9,098	16,988
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
The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of September 30, 2019 and our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018.
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

The following is a reconciliation of basic and diluted earnings per share:

In thousands, except shares and per-share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator - Basic
Net income (loss) attributable to common stockholders	$14,058	$(21,685)	$(35,394)	$(63,636)
Less: allocation to participating securities	(5,494)	—	—	—
Net income (loss) allocated to common stockholders - basic	$8,564	$(21,685)	$(35,394)	$(63,636)

Numerator - Diluted
Net income (loss) allocated to common stockholders - basic	$8,564	$(21,685)	$(35,394)	$(63,636)
Restricted stock unit compensation gain, net of tax	(80)	—	—	—
Net income (loss) allocated to common stockholders - diluted	$8,484	$(21,685)	$(35,394)	$(63,636)

Denominator
Weighted average number of common shares - basic	24,933,853	24,599,744	24,852,994	24,598,816
Restricted stock units converted under the treasury stock method	397,957	—	—	—
Weighted average number of common shares - diluted	25,331,810	24,599,744	24,852,994	24,598,816

Earnings per share
Basic	$0.34	$(0.88)	$(1.42)	$(2.59)
Diluted	$0.33	$(0.88)	$(1.42)	$(2.59)
The following weighted average securities could potentially dilute earnings per share for the periods indicated, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Preferred stock	15,997,411	14,635,078	15,649,269	14,316,581
Warrants	760,000	760,000	760,000	760,000
Stock appreciation rights	1,010,000	1,017,500	1,010,000	901,108
Restricted stock units	—	1,037,209	1,457,701	890,744

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

Note 2. Acquisitions and Divestitures
Pirate Divestiture
On March 22, 2019, Lonestar completed the divestiture of its Pirate assets in Wilson County for $12.3 million, before closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE/d. The Company recognized a loss of $33.5 million during the first quarter of 2019 in conjunction with the sale of the assets.
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
Corporate Headquarters
On August 2, 2017, the Company closed on the purchase of an office building in Fort Worth, Texas, with an acquisition price approximating $10.0 million, to which the Company relocated its corporate operations in February 2018. In light of the relocation, the Company recorded an impairment charge of $1.6 million in Acquisition Costs and Other expense on the Unaudited Condensed Consolidated Statement of Operations during the first quarter of 2018, primarily reflecting the remaining future minimum rentals of the lease for the Company’s prior corporate office from the date of relocation to the end of the remaining lease term.
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
Inherent in Lonestar's fixed price contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company. As of September 30, 2019, the Company had no open physical delivery obligations.The following table summarizes Lonestar's commodity derivative contracts as of September 30, 2019:

	Contract			Volumes	Weighted
Commodity	Type	Period	Range (1)	(Bbls/Mcf per day)	Average Price
Oil - WTI	Swaps	Oct - Dec 2019	$48.04 - $69.57	7,212	$54.54
Oil - Argus WTI (2)	Basis Swaps	Oct - Dec 2019	5.00 - 5.55	6,000	5.05
Oil - WTI	Swaps	Jan - Dec 2020	48.90 - 65.56	7,480	56.95
Oil - WTI	Swaps	Jan - Dec 2021	51.05 - 56.50	3,000	54.68
Natural Gas - Henry Hub	Swaps	Oct - Dec 2019	2.76 - 2.98	15,000	2.87
Natural Gas - Henry Hub	Swaps	Jan - Dec 2020	2.59 - 2.59	15,000	2.59
(1) Ranges presented for fixed-price swaps and basis swaps represent the lowest and highest fixed prices of all open contracts for the period presented.
(2) Basis swap contracts establish a fixed amount for the differential between Argus WTI and Argus LLS prices on a trade-month basis for the period indicated.
During October 2019, the Company entered into additional oil swaps for January through December of 2021, which hedge 365,000 bbls at $51.69 per bbl. During November 2019, the Company entered into additional natural gas swaps for January through December of 2021, which hedge 1,830,000 MMcf at an average price of $2.54 per Mcf.
As of September 30, 2019, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

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
Operating lease ROU assets are presented within Other Property and Equipment on the unaudited condensed consolidated balance sheet as of September 30, 2019. The current portion of operating lease liabilities are presented within Accrued Liabilities, and the non-current portion of operating lease liabilities are presented within Other Non-Current Liabilities on the unaudited condensed consolidated balance sheet.
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
The Company leases a small part of the corporate building it owns a third-party, with a lease term that ends in 2023 and is non-cancelable. Third-party leasing income is insignificant and is included in Acquisition Costs and Other on the unaudited condensed consolidated statements of operations.
The components of our total lease expense for the three and nine months ended September 30, 2019 are as follows:

In thousands	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating Leases	$68	$205
Short-term leases(1)	799	2,058
Total lease expense	$867	$2,263
Short-term lease costs capitalized to oil and gas properties(2)	$4,904	$9,827
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
Supplemental balance sheet information related to leases follows:

In thousands, except lease term and discount rate data	September 30, 2019
Operating leases
Assets
Other property and equipment	$112
Liabilities
Accrued liabilities	$112
Weighted-average remaining lease term (years)	0.4
Weighted-average discount rate	5.0%

Supplemental cash flow information related to leases follows:

In thousands	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$205
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$205
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of September 30, 2019:

In thousands	Operating Leases
2019	$68
2020	45
Thereafter	—
Total minimum lease payments	113
Amount of lease payments representing interest	(1)
Present value of future minimum lease payments	$112
Under the previous accounting standard, future minimum lease payments for operating leases having initial or remaining noncancelable terms in excess of one year would have been as follows as of September 30, 2019:

In thousands	Amount
2019	$174
2020	477
2021	368
Total minimum lease payments	$1,019
Note 5. Revenue Recognition
Operating revenues are comprised of sales of crude oil, NGLs and natural gas, as presented in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018.
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
Production Imbalances
Revenue is recorded based on the Company’s share of volumes sold, regardless of whether the Company has taken its proportional share of volumes produced. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. There were no imbalances at September 30, 2019.
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
The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the nine months ended September 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, for each fair value hierarchy level:

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2019
Assets
Commodity derivatives	$—	$25,655	$—	$25,655
Liabilities:
Commodity derivatives	—	(3,275)	—	(3,275)
Warrant	—	—	(461)	(461)
Stock-based compensation	(1,287)	—	(579)	(1,866)
Total	$(1,287)	$22,380	$(1,040)	$20,053

December 31, 2018
Assets:
Commodity derivatives	$—	$23,143	$—	$23,143
Liabilities:
Commodity derivatives	—	(451)	—	(451)
Warrant	—	—	(1,055)	(1,055)
Stock-based compensation	(1,267)	—	(636)	(1,903)
Total	$(1,267)	$22,692	$(1,691)	$19,734

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
Level 3 Gains and Losses
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2019:

In thousands	Warrant	Stock-Based Compensation	Total
Balance as of December 31, 2018	$(1,055)	$(636)	$(1,691)
Unrealized gains	594	57	651
Balance as of September 30, 2019	$(461)	$(579)	$(1,040)
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
Other fair value measurements
The book values of cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. The carrying value of the Credit Facility (as defined in Note 8. below) approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company. The fair value of the 11.25% Senior Notes (as defined in Note 8. below) was approximately $214.8 million as of September 30, 2019 and are considered a Level 3 liability, as they are based on market transactions that occur infrequently as well as internally generated inputs.

Note 7. Accrued Liabilities
Accrued liabilities consisted of the following as of the dates indicated:

In thousands	September 30, 2019	December 31, 2018
Bonus payable	$1,744	$3,244
Payroll payable	51	773
Accrued interest – 11.25% Senior Notes	7,031	14,063
Accrued interest – other	478	104
Accrued well costs	3,074	9,026
Third party payments for joint interest expenditures	140	—
Accrued severance, property and franchise taxes	2,356	96
Accrued federal income tax	439	441
Current portion of operating lease liability	112	—
Other	675	381
Total accrued liabilities	$16,100	$28,128
Note 8. Long-Term Debt
The following long-term debt obligations were outstanding as of the dates indicated:

In thousands	September 30, 2019	December 31, 2018
Senior Secured Credit Facility	$245,000	$183,000
11.25% Senior Notes due 2023	250,000	250,000
Mortgage debt	8,959	9,151
Other	266	275
Total long-term debt	504,225	442,426
Unamortized discount	(3,656)	(4,500)
Unamortized debt issuance costs	(797)	(1,044)
Total long-term debt, net of debt issuance costs	$499,772	$436,882
Senior Secured Credit Facility
In July 2015, the Company, through its subsidiary Lonestar Resources America, Inc. ("LRAI"), entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”), which has a maturity date of November 15, 2023. As of September 30, 2019, $245.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility for the quarter was 5.32%. Borrowing availability was $44.6 million as of September 30, 2019, which reflects $0.4 million of letters of credit outstanding.
The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base under the Credit Facility. As of September 30, 2019, the borrowing base and lender commitments for the Credit Facility was $290 million. The borrowing base under the Credit Facility is determined semi-annually as of May 1 and November 1. As of November 11, 2019, the November 1 determination was ongoing and the prospective borrowing base amount had not been concluded upon with the lenders.
In June 2019, the Company entered into the Borrowing Base Redetermination and Tenth Amendment to Credit Agreement (the "Tenth Amendment"), which (i) increased the borrowing base from $275 million to $290 million and (ii) amended certain other provisions of the Credit Facility, as set forth more specifically in the Tenth Amendment.
The Company was in compliance with the terms of the Credit Facility as of September 30, 2019.

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
Retirement of 8.75% Senior Notes
Using proceeds from the issuance of the 11.25% Senior Notes, as discussed above, the Company fully retired the 8.750% Senior Unsecured Notes due April 15, 2019 (“the 8.75% Senior Notes”) in January 2018. Pursuant to the terms of the indenture, the 8.75% Senior Notes were redeemed at 104.375% of the outstanding principal amount, or approximately $158.5 million, which excluded accrued interest. In connection with this transaction, the Company recognized a $8.6 million loss on extinguishment during the first quarter of 2018.
Debt Issuance Costs
The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. At September 30, 2019 and December 31, 2018, the Company had approximately $1.0 million and $1.7 million, respectively, of debt issuance costs associated with issuance of the Credit Facility remaining that are being amortized over the lives of the respective debt which are recorded as Other Non-Current Assets in the accompanying unaudited condensed consolidated balance sheets.
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
The Series A-1 Preferred Stock ranks senior to Class A voting common stock with respect to dividend rights and rights upon the liquidation, winding-up or dissolution of the Company, and the series initially has a stated value of $1,000 per share. Holders of Series A-1 Preferred Stock are entitled to vote with holders of Class A voting common stock on an as-converted basis. Shares of Series A-1 Preferred Stock are convertible into shares of Class A voting common stock at the option of the holders of such Series A-1 Preferred Stock at a per share rate (the “Conversion Rate”) equal to the Stated Value of such share divided by six, subject to certain adjustments (the “Conversion Price”). The Company has the option to convert Series A-1 Preferred Stock to Class A voting common stock if the volume weighted average price of Class A voting common stock exceeds the following percentages of the Conversion Price for twenty out of thirty consecutive trading days: (i) 175%, if such mandatory conversion occurs before June 15, 2020 and (ii) 150%, if such mandatory conversion occurs after June 15, 2020.
Holders of Series A-1 Preferred Stock are entitled to cumulative dividends payable quarterly initially at a rate of 9% per annum (the “Dividend Rate”) in cash and, for any 12 quarters (“PIK Quarters”), at the Company’s option, (i) in the form of additional shares of the respective series of Series A-1 Preferred Stock at a per share price equal to $975 or (ii) by increasing Stated Value, in lieu of cash (collectively, the “PIK Option”). After the 12 PIK Quarters (three of which remain as of September 30, 2019), if the Company fails to fully declare and pay dividends in cash, then the Dividend Rate for Series A Preferred Stock will automatically increase by 5% per annum for the next succeeding dividend period and then an additional 1% for each successive dividend period, up to a maximum Dividend Rate of 20% per annum, until the Company pays dividends at such increased rate fully in cash for two consecutive quarters. In addition to dividends rights described above, holders of the Series A-1 Preferred Stock are entitled to receive dividends or distributions declared or paid on Class A voting common stock on an as-converted basis. If on June 15, 2024, the Prevailing Price is less than the Conversion Price then in effect, the Dividend Rate for Series A-1 Preferred Stock will automatically increase to 20% per annum, payable only in cash, unless automatically converted as described above. However, the Company, at its option, may instead elect to exchange each share of Series A-1 Preferred Stock for senior unsecured notes of the Company with a two-year maturity, a 9% per annum coupon payable semi-annually in cash, and governed by terms substantially similar to the Company’s most recent high yield indenture at that time. After June 15, 2020, the Company may redeem shares of Series A-1 Preferred Stock in cash at a per share amount equal to (i) 110% of the Stated Value, if the redemption occurs prior to June 15, 2021, (ii) 105% of the Stated Value, if the redemption occurs on or prior to June 15, 2022, and (iii) 100% of the Stated Value, if the redemption occurs after June 15, 2022, in each case, plus any unpaid dividends.
For the third and fourth quarters of 2017 and all four quarters of 2018, the Company elected the PIK Option for the Class A-1 Preferred Stock dividend payment, which resulted in the issuance of 11,784 additional shares of Series A-1 Preferred Stock. For the first three quarters of 2019, the Company also elected the PIK Option for the Class A-1 Preferred Stock dividend payment, which resulted in the issuance of 6,336 additional shares of Series A-1 Preferred Stock.

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
Note 10. Stock-Based Compensation
Restricted Stock Units
Lonestar grants awards of restricted stock units ("RSUs") to employees and directors as part of its long-term compensation program. The awards vest over a three-year period, with specific terms of vesting determined at the time of grant. The Company determined the fair value of granted RSUs based on the market price of the Class A voting common stock of the Company on the date of grant. RSUs are paid in Class A voting common stock or cash (see below) after the vesting of the applicable RSU. Compensation expense for granted RSUs is recognized over the vesting period. For the nine months ended September 30, 2019 and 2018, the Company recognized $2.0 million and $2.1 million, respectively, of stock-based compensation expense for RSUs.
During the first quarter of 2018, the Company elected to offer cash settlement to all employees for vested RSUs and, as a result of this modification, the RSU awards are classified as a liability on the Company’s balance sheet in accordance with ASC 718, Compensation – Stock Compensation, as of September 30, 2019 and December 31, 2018. As of the date of the modification, periodic compensation expense related to the awards is recognized based on the fair value of the awards, subject to a floor valuation that represents the compensation expense amount that would have otherwise been recognized had the Company not modified the terms of the award. The liability for RSUs on the accompanying consolidated balance sheet as of September 30, 2019 was $1.3 million.
As of September 30, 2019, there was $3.7 million of unrecognized compensation expense related to non-vested RSU grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years. No RSUs vested during the three months ended September 30, 2019.
A summary of the status of the Company's non-vested RSU grants issued, and the changes during the nine months ended September 30, 2019 is presented below:

	Shares	Weighted Average Fair Value per Share
Non-vested RSUs at December 31, 2018	1,011,045	$5.06
Granted	1,274,750	3.42
Vested	(434,900)	4.64
Forfeited	(3,450)	—
Non-vested RSUs at September 30, 2019	1,847,445	$4.04
Stock Appreciation Rights
In the past, Lonestar has granted awards of stock appreciation rights (“SARs”) to employees and directors as part its long-term compensation program. The awards vest over a three-year period, with specific terms of vesting determined at the time of grant, and expire five-years after the date of issuance. The SARs are granted with a strike price equal to the fair market value at the time of grant, which erally defined as the closing price of the Company's common stock on the NASDAQ on the date of grant.  SARs will be paid in cash or common stock at holder’s election once the SAR is vested. For the nine months ended September 30, 2019 and 2018, the Company recognized $(0.1) million and $1.5 million, respectively, of stock-based compensation (benefit) expense for SARs. The liability for SARs on the accompanying unaudited consolidated balance sheet as of September 30, 2019 was approximately $0.6 million.
As of September 30, 2019, there was $0.2 million of total compensation cost to be recognized in future periods related to non-vested SAR grants. The cost is expected to be recognized over a weighted-average period of 1.0 year.

The following is a summary of the Company's SAR activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2018	1,010,000	$6.30	3.5
SARs vested and exercisable at December 31, 2018	280,000	7.20	3.2
Granted	—	—	—
Exercised	—	—	—
Expired/forfeited	—	—	—
Outstanding at September 30, 2019	1,010,000	$6.30	2.8
SARs vested and exercisable at September 30, 2019	606,250	$6.65	2.7
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
Other Related Party Transactions
New Tech Global Ventures, LLC, and New Tech Global Environmental, LLC, companies in which a director of the Company owns a limited partnership interest, have provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $0.5 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Note 12. Commitments and Contingencies
Lonestar has one drilling rig under contract that is currently operating, which provides for a drilling rate of $22.5 thousand per day, and expires on March 22, 2020. Should the Company terminate the contract early, the early termination fee totals $15.0 thousand per day times the remaining number of days left on the contract after the termination date.
In November 2018, the Company signed a dedicated fleet contract that provides for hydraulic fracturing and wireline services at variable rates depending on the work performed. As amended, the contract provides for services for any wells the Company completes and expires on December 31, 2020 with no provisions for early termination.
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
Operational Highlights for the Third Quarter of 2019
During the third quarter of 2019, we achieved the following operating and financial results:

•
Grew production by 45% compared to the third quarter of 2018, averaging 18,097 BOE per day versus 12,471 BOE per day. Compared to the second quarter of 2019, production grew 33%, or 4,467 BOE per day, from 13,630 BOE per day.

•
Delivered outstanding wellhead realizations during the quarter. Our wellhead crude oil price realization was $58.16 per barrel, which reflects a premium of $1.71 per barrel versus West Texas Intermediate.

•
Continued to deliver outstanding results with the drilling program. In DeWitt County, our Buchhorn 4H-6H wells, which delivered average initial production rates of 2,475 BOE per day, are performing extremely well in spite of a variety of temporary constraints. In Brazos County, the Smith Family Ranch well has delivered initial production rate of nearly 1,258 BOE per day.

•
Continued to lower our operating expenses on a per-BOE basis. Compared to the second quarter of 2019, lease operating and gas gathering, and production and ad valorem taxes decreased on a per-BOE basis due to the continued increase in production throughout the year and our focus on controlling costs. General and administrative expense and interest expense also continue to decrease on a per-BOE basis.

Changes in operating results between the third quarters of 2019 and 2018 were primarily driven by the following:

•	Revenues decreased by $5.6 million, or 10%, between the two quarters, primarily driven by a 55% decrease in commodity prices largely offset by a 45% increase in production.

•
Compared to the third quarter of 2018, lease operating and gas gathering expense increased $0.21, or 4%, per BOE, production and ad valorem taxes decreased $0.99, or 35%, per BOE, general and administrative expense decreased $1.58, or 39%, per BOE, and interest expense decreased $2.12, or 24%, per BOE.

•
Derivative financial instruments had a net gain of $21.5 million in the third quarter of 2019, compared to a net loss of $18.2 million in the third quarter of 2018, due to an increase in the fair value adjustments between the periods of $30.4 million, and an increase in net derivative receipts of $9.3 million between the two periods.

During the third quarter of 2019, we recognized net income attributable to common stockholders of $14.1 million, or $0.33 per diluted common share, compared to a net loss attributable to common stockholders of $21.7 million, or $0.88 per diluted common share, in the third quarter of 2018.
We generated $14.7 million of cash flow from operating activities during the third quarter of 2019, which was $2.9 million less than the $17.6 million generated by operating activities during the third quarter of 2018.

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

RESULTS OF OPERATIONS
Certain of our operating results and statistics for the three and nine months ended September 30, 2019 and 2018 are summarized below:

In thousands, except per share and unit data	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Results
Net income (loss) attributable to common stockholders	$14,058	$(21,685)	$(35,394)	$(63,636)
Net income (loss) per common share – basic(1)	0.34	(0.88)	(1.42)	(2.59)
Net income (loss) per common share – diluted(1)	0.33	(0.88)	(1.42)	(2.59)
Net cash provided by operating activities	14,686	17,069	52,873	55,820
Revenues
Oil	$42,187	$47,846	$120,496	$120,705
NGLs	3,439	6,795	10,381	12,939
Natural gas	7,519	4,096	15,224	9,637
Total revenues	$53,145	$58,737	$146,101	$143,281
Total production volumes by product
Oil (Bbls)	725,405	660,836	2,024,862	1,758,393
NGLs (Bbls)	387,256	262,660	868,811	571,389
Natural gas (Mcf)	3,313,757	1,343,016	6,210,617	3,190,824
Total barrels of oil equivalent (6:1)	1,664,954	1,147,332	3,928,776	2,861,586
Daily production volumes by product
Oil (Bbls/d)	7,885	7,183	7,417	6,441
NGLs (Bbls/d)	4,209	2,855	3,182	2,093
Natural gas (Mcf/d)	36,019	14,600	22,750	11,689
Total barrels of oil equivalent (BOE/d)	18,097	12,471	14,391	10,482
Average realized prices
Oil ($ per Bbl)	$58.16	$72.40	$59.51	$68.65
NGLs ($ per Bbl)	8.88	25.87	11.95	22.64
Natural gas ($ per Mcf)	2.27	3.05	2.45	3.02
Total oil equivalent, excluding the effect from commodity derivatives ($ per BOE)	31.92	51.19	37.19	50.07
Total oil equivalent, including the effect from commodity derivatives ($ per BOE)	31.59	43.97	35.78	43.62
Operating and other expenses
Lease operating and gas gathering	$10,055	$6,687	$26,695	$17,761
Production and ad valorem taxes	3,017	3,218	8,126	8,145
Depreciation, depletion and amortization	24,635	23,775	64,120	59,937
General and administrative	4,124	4,661	12,345	13,385
Interest expense	11,295	10,215	32,730	28,771
Operating and other expenses per BOE
Lease operating and gas gathering	$6.04	$5.83	$6.79	$6.21
Production and ad valorem taxes	1.81	2.80	2.07	2.85
Depreciation, depletion and amortization	14.80	20.72	16.32	20.95
General and administrative	2.48	4.06	3.14	4.68
Interest expense	6.78	8.90	8.33	10.05

(1) Basic and diluted earnings per share are calculated using the two-class method. See Footnote 1. Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1.

Production
The table below summarizes our production volumes for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Oil (Bbls/d)	7,885	7,183	10%	7,417	6,441	15%
NGLs (Bbls/d)	4,209	2,855	47%	3,182	2,093	52%
Natural gas (Mcf/d)	36,019	14,600	147%	22,750	11,689	95%
Total (BOE/d)	18,097	12,471	45%	14,391	10,482	37%
Total production during the third quarter of 2019 averaged 18,097 BOE per day, an increase of 45%, or 5,626 BOE per day, compared to the same period in 2018. Total production during the first nine months of 2019 averaged 14,391 BOE per day, an increase of 37%, or 3,909 BOE per day, compared to the same period in 2018. This increase was primarily driven by development of our Eagle Ford acreage, with a much smaller increase attributable to incremental production from producing wells acquired in November 2018 in the Sooner acquisition.
Our production during the third quarter of 2019 was 67% oil and NGLs, compared to 80% during the third quarter of 2018.
Oil, Natural Gas Liquid and Natural Gas Revenues
The table below summarizes our production revenues for the three and nine months ended September 30, 2019 and 2018:

In thousands	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Oil	$42,187	$47,846	(12)%	$120,496	$120,705	—%
NGLs	3,439	6,795	(49)%	10,381	12,939	(20)%
Natural gas	7,519	4,096	84%	15,224	9,637	58%
Total revenues	$53,145	$58,737	(10)%	$146,101	$143,281	2%
Our oil, NGL and natural gas revenues during the three months ended September 30, 2019 decreased $5.6 million, or 10%, compared to those revenues for the same period in 2018. For the nine months ended September 30, 2019, our oil, NGL and natural gas revenues increased $2.8 million, or 2%, compared to these revenues for the same period in 2018. The changes in our oil, NGL and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

In thousands	Three Months Ended September 30, 2019 vs 2018		Nine Months Ended September 30, 2019 vs 2018

	Increase (Decrease) in Revenues	Percentage Increase (Decrease) in Revenues	Increase (Decrease) in Revenues	Percentage Increase (Decrease) in Revenues
Change in oil, NGL and natural gas revenues due to:
Increase in production	$26,497	45%	$53,435	37%
Decrease in commodity prices	(32,089)	(55)%	(50,615)	(35)%
Total change in oil, NGL and natural gas revenues	$(5,592)	(10)%	$2,820	2%

Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Average net realized price
Oil ($/Bbl)	$58.16	$0.07	(20)%	$59.51	$68.65	(13)%
NGLs ($/Bbls)	8.88	0.03	(66)%	11.95	22.64	(47)%
Natural gas ($/Mcf)	2.27	3.05	(26)%	2.45	3.02	(19)%
Total ($/BOE)	31.92	51.19	(38)%	37.19	50.07	(26)%
Average NYMEX differentials
Oil per Bbl	$1.71	$2.90	(41)%	$2.69	$1.88	43%
Natural gas per Mcf	(0.11)	0.15	(173)%	(0.16)	0.08	(300)%
The average wellhead price for our production in the three months ended September 30, 2019 was $31.92 per BOE, a 38% decrease compared to the average price for the comparable period in 2018. The realized wellhead price for the nine months ended September 30, 2019 was $37.19 per BOE, a 26% decrease compared to the average price for the comparable period in 2018. Reported wellhead realizations were driven lower by a decrease in the crude oil and natural gas benchmark prices between the periods, in addition to a lower NYMEX oil differential.
Our realized NGL price of $8.88 per Bbl, or 16% of NYMEX WTI, was largely due to a sharp drop in ethane prices, which have fallen approximately 70% from the first quarter of 2019, and the pricing received for propane and other heavy liquids, which have fallen approximately 44% from the first quarter of 2019.
Our average NYMEX oil differential decreased quarter over quarter by $1.19 per Bbl, largely due to the decreased spread between Louisiana Light Sweet ("LLS") prices, for which substantially all of our crude oil sales were based for the periods presented, and NYMEX WTI benchmark prices.
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
The following table summarizes the net cash (payments) receipts on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
In thousands, except price impact	Net realized settlements	Price impact	Net realized settlements	Price impact	Net realized settlements	Price impact	Net realized settlements	Price impact
Payments on settlements of oil derivatives	$(1,022)	$(1.41)	$(7,190)	$(10.88)	$(5,627)	$(2.78)	$(16,070)	$(9.13)
Receipts (payments) on settlements of natural gas derivatives	178	0.05	(437)	(0.33)	1,769	0.28	(253)	(0.08)
Total net commodity derivative settlements	$(844)		$(7,627)		$(3,858)		$(16,323)
Our realized net loss on commodity derivative contracts was $0.6 million and $5.5 million for the three and nine months ended September 30, 2019, respectively. We realized an average loss of $0.33 and $1.41 per BOE on our oil and natural gas swaps during the three and nine months ended September 30, 2019, respectively, as compared to an average loss of $7.22 and $6.45 per BOE for the three and nine months ended September 30, 2018, respectively.

Production Expenses
The table below presents detail of production expenses for the three and nine months ended September 30, 2019 and 2018:

In thousands, except expense per BOE	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Production expenses
Lease operating and gas gathering	$10,055	$6,687	50%	$26,695	$17,761	50%
Production and ad valorem taxes	3,017	3,218	(6)%	8,126	8,145	—%
Depreciation, depletion and amortization	24,635	23,775	4%	64,120	59,937	7%
Production expenses per BOE
Lease operating and gas gathering	$6.04	$5.83	4%	$6.79	$6.21	9%
Production and ad valorem taxes	1.81	2.80	(35)%	2.07	2.85	(27)%
Depreciation, depletion and amortization	14.80	20.72	(29)%	16.32	20.95	(22)%
Lease Operating and Gas Gathering
The table below provides detail of our lease operating and gas gathering expense for the three and nine months ended September 30, 2019 and 2018:

In thousands	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Lease operating	$8,948	$5,900	52%	$23,472	$15,735	49%
Gas gathering, processing and transportation	1,107	787	41%	3,223	2,026	59%
Total lease operating and gas gathering expense	$10,055	$6,687	50%	$26,695	$17,761	50%
Lease operating expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for direct labor, water injection and disposal, utilities, materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production and ad valorem taxes.
Our lease operating and gas gathering expense increased $3.4 million, or 50%, for the three months ended September 30, 2019 to $10.1 million from $6.7 million in the comparable period in 2018. On a nine-month comparative basis, these expenses increased $8.9 million, or 50%, from $17.8 million in 2018 to $26.7 million in 2019. On a unit-of-production basis, lease operating and gas gathering expense increased 4%, or $0.21 per BOE, from $5.83 per BOE in the three months ended September 30, 2018 to $6.04 per BOE in the three months ended September 30, 2019. On a nine-month comparative basis, these expenses increased 9%, or $0.58 per BOE, from $6.21 per BOE in the nine months ended September 30, 2018 to $6.79 per BOE for the nine months ended September 30, 2019. The increase in total lease operating costs is due to continuing incremental production brought online by our Eagle Ford development program, as well as higher gas processing costs in the current year.
Compared to the second quarter of 2019, lease operating and gas gathering expense increased 13%, or $1.1 million. On a unit-of-production basis, these expenses decreased 16%, or $1.16 per BOE, from the second quarter of 2019.
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

The following table provides detail of our production and ad valorem taxes for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2019	2018	Change	2019	2018	Change
Production taxes	$1,860	$2,888	(36)%	$5,958	$6,920	(14)%
Ad valorem taxes	1,157	330	251%	2,168	1,225	77%
Total production and ad valorem tax expense	$3,017	$3,218	(6)%	$8,126	$8,145	—%
Our total production and ad valorem tax expense decreased 6%, or $0.2 million, between the three months ended September 30, 2019 and 2018. On a nine-month comparative basis, these expenses remained relatively flat at around $8.1million. For both periods presented, production taxes were lower in the current period due to lower revenues, caused in-turn by lower commodity prices. Ad valorum taxes were higher in the current period due to higher reserve values for our properties. On a unit-of-production basis, production and ad valorem tax expense decreased 35%, or $0.99 per BOE, from $2.80 per BOE in the three months ended September 30, 2018 to $1.81 per BOE in the three months ended September 30, 2019. On a nine-month comparative basis, these expenses decreased 27%, or $0.78 per BOE, from $2.85 per BOE for the nine months ended September 30, 2018, to $2.07 per BOE for the nine months ended September 30, 2019. This decrease in the per-BOE rate is attributable to lower commodity prices received for our production due to lower realized commodity prices in the current periods.
Compared to the second quarter of 2019, production and ad valorem taxes increased $0.2 million, or 7%. This increase correlates with the increase in the Company's production between the periods, offset by lower commodity prices. On a unit-of-production basis, these expenses decreased 20%, or $0.46 per BOE, from the second quarter of 2019.
Depreciation, Depletion and Amortization
The table below provides detail of our depreciation, depletion and amortization ("DD&A") expense for the three and nine months ended September 30, 2019 and 2018.

In thousands	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Depletion of proved oil and gas properties	$24,178	$23,552	3%	$62,813	$59,112	6%
Depreciation of other property and equipment	378	178	112%	1,071	693	55%
Accretion of asset retirement obligations	79	45	76%	236	132	79%
Total DD&A expense	$24,635	$23,775	4%	$64,120	$59,937	7%
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
DD&A expense for the three months ended September 30, 2019 was $24.6 million, a 4% increase from $23.8 million in the comparable period in 2018. On a nine-month comparative basis, these expenses increased $4.2 million, or 7%, from $59.9 million in 2018 to $64.1 million in 2019. This increase is due to continued development of our properties in the Eagle Ford. On a unit-of-production basis, DD&A decreased 29%, or $5.92 per BOE, from $20.72 per BOE for the three months ended September 30, 2018 to $14.80 per BOE for the three months ended September 30, 2019. This decrease reflects reserve growth from quarter to quarter due to the continuous development of our properties and, to a lesser extent, the Sooner acquisition in November 2018.
Compared to the second quarter of 2019, DD&A expense for the three months ended September 30, 2019 increased $3.1 million, or 15%. On a unit-of-production basis, DD&A decreased by $2.55 per BOE, or 15%, from the second quarter of 2019.

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
General and Administrative
General and administrative ("G&A") expense decreased $0.6 million, or 12%, to $4.1 million in the three months ended September 30, 2019, from $4.7 million for the comparable period in 2018. This decrease reflects lower professional feels and compensatoin in the current quarter. On a nine-month comparative basis, G&A decreased $1.0 million, or 8%, between the two periods. On a unit-of-production basis, G&A expense decreased 39%, or $1.58 per BOE, from $4.06 per BOE in the three months ended September 30, 2018 to $2.48 per BOE in the three months ended September 30, 2019. This decrease was due to the increase in production volumes quarter to quarter, as well as the changes in total expense noted above.
Stock-based compensation included in G&A was $0.9 million for the three months ended September 30, 2019, versus $2.3 million for the three months ended September 30, 2018. This decrease was due to changes in valuations of the underlying awards.
Compared to the second quarter of 2019, G&A expense for the three months ended September 30, 2019 increased $0.3 million, or 7%. On a unit-of-production basis, G&A expense decreased by $0.62 per BOE, or 20%, from the second quarter of 2019.
Interest Expense
The table below provides detail of the interest expense for our various long-term obligations for the three and nine months ended September 30, 2019 and 2018:

In thousands	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Interest expense on 11.25% Senior Notes	$7,032	$7,031	—%	$21,094	$20,859	1%
Interest expense on Credit Facility	3,494	1,895	84%	9,317	4,296	117%
Other interest expense	136	253	(46)%	368	497	(26)%
Total cash interest expense (1)	$10,662	$9,179	16%	$30,779	$25,652	20%
Amortization of debt issuance costs and discounts	633	1,036	(39)%	1,950	3,119	(37)%
Total interest expense	$11,295	$10,215	11%	$32,729	$28,771	14%
Per BOE:
Total cash interest expense	$6.40	$8.00	(20)%	$7.83	$8.96	(13)%
Total interest expense	6.78	8.90	(24)%	8.33	10.05	(17)%
(1) Cash interest is presented on an accrual basis.
Our total interest expense in the three months ended September 30, 2019 was $11.3 million, an 11% increase from $10.2 million in the comparable period in 2018. On a nine-month comparative basis, total interest expense increased $3.9 million, or 14%, from $28.8 million in 2018 to $32.7 million in 2019. These increases are primarily due to a combination of higher principal and floating rates on our Credit Line (as defined below) in 2019, partially offset by lower non-cash interest expense.
On a unit-of-production basis, total interest expense decreased by 24%, or $2.12 per BOE, from $8.90 per BOE in the three months ended September 30, 2018 to $6.78 per BOE in the three months ended September 30, 2019. On a nine-month comparative basis, total interest expense decreased 17%, or $1.72 per BOE, from $10.05 per BOE in 2018 to $8.33 per BOE in 2019.
Compared to the second quarter of 2019, interest expense for the three months ended September 30, 2019 slightly increased by $0.5 million, primarily due to higher borrowing on our Credit Facility. On a unit-of-production basis, interest expense decreased 22%, or $1.91 per BOE, from the second quarter of 2019.

Income Taxes
The following table provides further detail of our income taxes for the three and nine months ended September 30, 2019 and 2018:

In thousands, except per-BOE amounts and tax rates	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current income tax benefit (expense)	$(18)	$(432)	$26	$(652)
Deferred income tax (expense) benefit	(4,749)	714	6,940	7,145
Total income tax (expense) benefit	$(4,767)	$282	$6,966	$6,493
Average income tax (expense) benefit per BOE	$(2.86)	$0.25	$1.77	$2.27
Effective tax rate	22.7%	1.4%	19.3%	10.1%
Total net deferred tax liability on balance sheet at period end	$5,387	$2,380
Income tax expense increased $5.0 million between the comparable quarters primarily due to net income for the current quarter. Year to date, our effective tax rate is slightly less than the effective rate of 21% due to return-to-provision state tax deferral adjustments.

CAPITAL RESOURCES AND LIQUIDITY
We expect that our primary source of liquidity will be cash flows generated by operating activities, borrowings under our $500,000,000 Senior Secured Credit Facility (the "Credit Facility") and, if warranted, equity offerings. During the first nine months of 2019, we generated cash flows from operations of $52.9 million, after giving effect to a $12.5 million change in cash inflows from working capital.
Our primary needs for cash are for capital expenditures, acquisitions of oil and natural gas properties, payments of contractual obligations and working capital obligations. We have historically financed our business through cash flows from operations, borrowings under our Credit Facility, the issuance of bonds and equity offerings. As circumstances warrant, we may access the capital markets and issue equity or debt from time to time on an opportunistic basis in a continued effort to optimize our balance sheet and to fund our operations and capital expenditures in the future, dependent upon market conditions and available pricing. Such uses of proceeds may include repayment of our debt, development or acquisition of additional acreage or proved properties, pay cash dividends on the Series A-1 Preferred Stock and general corporate purposes. There can be no assurance that future funding transactions will be available on favorable terms, or at all, and we therefore cannot guarantee the outcome of any such transactions.
At September 30, 2019, we had $3.4 million in cash and cash equivalents and $44.6 million of additional availability under our Credit Facility. We believe that our existing cash and cash equivalents, cash expected to be generated from operations and the availability of borrowing under our Credit Facility will be sufficient to meet our liquidity requirements, anticipated capital expenditures and payments due under our existing credit facility and notes outstanding for at least the next 12 months.
The cash flows for the nine months ended September 30, 2019 and 2018 are presented below:

In thousands	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$52,873	$55,820
Investing activities	(116,569)	(129,084)
Financing activities	61,782	75,268
Net change in cash	$(1,914)	$2,004
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $52.9 million for the first nine months of 2019 was $2.9 million less than the first nine months of 2018, which totaled $55.8 million. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $9.9 million. Compared to the first nine months of 2018, the first nine months of 2019 had significantly lower commodity prices which were largely offset by higher oil and natural gas production. Changes in our operating assets and liabilities between the nine months ended September 30, 2018 and the nine months ended September 30, 2019 resulted in a net decrease of approximately $12.9 million in net cash provided by operating activities for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $12.5 million, from $129.1 million in the nine months ended September 30, 2018 to $116.6 million in the nine months ended September 30, 2019. This decrease is primarily due to $12.0 million in proceeds from the sale of the Pirate assets in March 2019.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased $13.5 million, from $75.3 million provided during the nine months ended September 30, 2018 to $61.8 million provided in the nine months ended September 30, 2019. This decrease is primarily due to higher net proceeds received during the first quarter of 2018 between the retirement of the 8.75% Senior Notes and the issuance of the 11.25% Senior Notes (see below).

Debt
As of September 30, 2019, we had an aggregate of $499.8 million of indebtedness, including $245.0 million drawn on our Credit Facility, $250.0 million (less an unamortized discount of $3.7 million and debt issuance costs of $0.8 million) on our 11.25% Senior Notes and $9.2 million of other long-term notes.
Senior Secured Credit Facility
In July 2015, we entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time), which has a maturity date of July 29, 2020. As of September 30, 2019, $245.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility for the quarter was 5.32%. The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base.
In June 2019, the Company entered into the Borrowing Base Redetermination and Tenth Amendment to Credit Agreement (the "Tenth Amendment"), which (i) increased the borrowing base from $275 million to $290 million and (ii) amended certain other provisions of the Credit Facility, as set forth more specifically in the Tenth Amendment.
We were in compliance with the terms of the Credit Facility as of September 30, 2019.
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

Capital Expenditures
We currently anticipate that our full-year 2019 capital budget, excluding acquisitions, will be approximately $130 million, which will primarily be used to drill and complete 20 wells, 15 of which were placed into production by the end of the third quarter with an additional two wells at Marquis placed into production during October 2019. The table below summarizes our cash capital expenditures incurred for the nine months ended September 30, 2019:

In thousands	Nine Months Ended September 30, 2019
Acquisition of oil and gas properties	$5,239
Development of oil and gas properties	119,273
Purchases of other property and equipment	3,527
Total capital expenditures	$128,039
For the nine months ended September 30, 2019, our capital expenditures were funded with cash flow from operations, with additional funds provided by borrowings on our Credit Facility. Our 2019 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital that we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated wells, our drilling results, other opportunities that may become available to us and our ability to obtain capital.
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
As of September 30, 2019, there were no significant changes to any of our critical accounting policies and estimates.
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
The following table shows the fair value of our derivative contracts and the hypothetical result from a 10% change in commodity prices as of September 30, 2019. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks could be mitigated by price changes in the underlying physical commodity:

		Hypothetical Fair Value
(in thousands)	Fair Value	10% Increase In Commodity Price	10% Decrease In Commodity Price
Swaps	$22,882	$(2,123)	$47,888
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
Interest Rate Risk
As of September 30, 2019, we had $245.0 million outstanding under the Credit Facility, which is subject to floating market rates of interest. Borrowings under the Credit Facility bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increase in this interest rate can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at September 30, 2019, a 100-basis-point change in interest rates would change our annualized interest expense by approximately $2.5 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.
Evaluation of Changes in Internal Control over Financial Reporting.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we have determined that, during the third quarter of fiscal 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LONESTAR RESOURCES US INC.

November 12, 2019	/s/ Frank D. Bracken, III
Frank D. Bracken, III Chief Executive Officer

November 12, 2019	/s/ Jason N. Werth
Jason N. Werth Chief Accounting Officer