Form 10-K
period 2019-12-31
Lonestar Resources US Inc.
filed 2020-04-13
CIK 1661920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _________
Commission File Number 001-37670

Lonestar Resources US Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	81-0874035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Boland Street, Suite 301, Fort Worth, TX	76107
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (817) 921-1889

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Voting Common Stock, par value $0.001 per share	LONE	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. . YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). . YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the registrant’s Class A voting common stock held by non-affiliates, based on the closing price of the registrant’s Class A voting common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $45.3 million.
The number of shares of the Registrant’s Class A voting common stock outstanding as of April 6, 2020 was 25,270,595.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the Registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
our liquidity, our ability to continue as a going concern and our ability to finance our exploration and development activities, including accessibility of borrowings under our senior secured credit facility, our borrowing base, and the result of any borrowing base redetermination;

•	our ability to maintain compliance with covenants and ratios under our senior secured credit facility;

•	our planned expenditures, prospects and capital expenditure plan;

•	future market conditions in the oil and gas industry;

•	our ability to make, integrate and develop acquisitions and realize any expected benefits or effects of completed acquisitions;

•	the benefits, effects, availability of and results of new and existing joint ventures and sales transactions;

•	our ability to maintain a sound financial position;

•	receipt of receivables, drilling carry and proceeds from sales;

•	our ability to complete planned transactions on desirable terms;

•	the impact of governmental regulation, taxes, market changes and world events; and

•	global or national health concerns, including health epidemics such as the coronavirus outbreak beginning at the beginning of 2020.
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
We have accumulated approximately 72,642 gross (53,831 net) acres as of December 31, 2019. We operate in one industry segment, which is the exploration, development and production of oil, natural gas liquids ("NGLs") and natural gas. Our current operational activities and consolidated revenues are generated from markets exclusively in the United States, and, as of December 31, 2019, we had no long-lived assets located outside the United States.
Our primary operational focus is on our Eagle Ford position in eleven Texas counties, and our properties in the Eagle Ford are divided into three distinct regions: the Western Eagle Ford (comprised of Dimmit, La Salle and Frio Counties), Central Eagle Ford (comprised of Gonzales, Karnes, Fayette, Wilson, DeWitt and Lavaca Counties) and Eastern Eagle Ford (comprised of Brazos and Robertson Counties). As of December 31, 2019, we operated 84% of our Eagle Ford position and approximately 93% of our net acreage was held by production, or HBP. Third-party engineers have identified 264 gross (176 net) horizontal drilling locations on our Eagle Ford acreage.
We currently plan to invest the majority of our 2020 capital budget in the horizontal development of our Eagle Ford properties and have allocated between $80 million and $85 million to drilling and completion activities to develop these assets. We have historically grown our Eagle Ford leasehold position through organic leasing activities, farm-ins, acquisitions, and other structures. We believe our management team’s extensive experience and our reputation as an operator in the basin provide us with relationships and contacts that could serve as a platform for expanded opportunities to grow our acreage footprint.
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
The following table presents summary data for each of our primary project areas as of December 31, 2019:

	Gross Acreage	Net Acreage	Average Working Interest	Identified Drilling Locations (1)(2)		Producing Wells		Average Daily Production BOE/d	Capex 2020	Planned Wells (Net) (3) 2020
				Gross	Net	Gross	Net
Eagle Ford
Western	16,028	14,340	89%	38	36	67	57	7,767	43%	4.0
Central	46,593	32,992	71%	189	122	194	148	7,121	57%	7.5
Eastern	10,021	6,499	65%	37	18	15	10	299	—%	—
Total	72,642	53,831	74%	264	176	276	215	15,187	100%	11.5

(1)
Potential drilling locations are identified based on analysis of relevant geologic and engineering data. Our total identified drilling locations include 159 gross (123 net) locations that were associated with proved undeveloped reserves, or PUDs, as of December 31, 2019. The remaining drilling locations were not associated with proved reserves as of December 31, 2019, however, based on our analysis of our drilling results, the drilling results of offset operators and applicable geologic and engineering data, we believe these locations are prospective for development.

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

(3)	Planned Wells (Net) represents our optimal planned drilling results based on our currently budgeted capital expenditures.

The following table presents the number of productive oil and gas wells attributable to the Company’s project areas as of December 31, 2019:

	Oil Producing Wells		Gas Producing Wells		Total Producing Wells
	Gross	Net	Gross	Net	Gross	Net
Eagle Ford
Western	55	47	12	10	67	57
Central	171	126	23	22	194	148
Eastern	15	10	—	—	15	10
Total	241	183	35	32	276	215
Our Properties
Our Eagle Ford net production for the year ended December 31, 2019 was 15,187 BOE/d, comprised of 7,375 Bbls/d of oil, 3,749 Bbls/d of NGLs and 24,374 Mcf/d of natural gas, from 276 gross (215 net) producing wells.
In March, 2019, we sold our Pirate assets in Wilson County for $12.3 million, before closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date and were producing approximately 200 BOE/d.
In November 2018, we acquired additional oil and gas properties in DeWitt County for $38.7 million, before closing adjustments, from Sabine Oil & Gas Corporation and Alerion Gas AXA, LLC. The acquisition, which is 95% operated, included approximately 3,071 gross acres (2,693 net acres) and approximately 800 BOE/d of production from 20 producing wells on the date of the acquisition.
As of December 31, 2019, according to our reserve report, our Eagle Ford properties had proved reserves of 100.6 MMBOE, of which 74% was crude oil and NGLs and 31% was proved developed producing, or PDP. The Standardized Measure of our proved reserves as of December 31, 2019 was $738.8 million, and the PV-10(1) of our proved reserves as of December 31, 2019 was $834.2 million using SEC pricing, and 46% of such PV-10 was PDP. See Oil and Natural Gas Data below for more information.
Third-party engineers have identified 264 gross (176 net) horizontal drilling locations on our acreage, of which 64% are expected to be drilled using lateral lengths of or greater than 7,000 feet and 89% are expected to be drilled using lateral lengths of, or greater than, 5,000 feet.
Western Eagle Ford. As of December 31, 2019, our Western Eagle Ford region was comprised of 16,028 gross (14,340 net) acres in Dimmit, La Salle and Frio Counties. As of December 31, 2019, we operated 90% of this acreage, and approximately 94% of this net acreage was HBP. We plan on allocating 43% of our 2020 capital budget to our Western Eagle Ford acreage.
Central Eagle Ford. Our Central Eagle Ford region, as of December 31, 2019, was comprised of 46,593 gross (32,992 net) acres in Gonzales, Karnes, Fayette and Wilson Counties. As of December 31, 2019, we operated 82% of this acreage, and approximately 92% of this net acreage was HBP. We plan on allocating 57% of our 2020 capital budget to this area.
Eastern Eagle Ford. Our Eastern Eagle Ford region, as of December 31, 2019, was comprised of 10,020 gross (6,499 net) acres in Brazos and Robertson Counties. Approximately 97% of this net acreage was HBP, and as of December 31, 2019, we operated 80% of this acreage. We do not plan on allocating any of our 2020 capital budget to our Eastern Eagle Ford acreage.
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

Recent Developments
Commodity Prices
Subsequent to December 31, 2019, oil prices have declined sharply. The coronavirus outbreak has weakened demand for oil, natural gas and NGLs, and after the Organization of the Petroleum Exporting Countries (“OPEC”) and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil, natural gas and NGL prices. Due to the recent oil price volatility, we recently reduced our 2020 capital spending program by approximately 25% and will continue to evaluate going forward as conditions warrant.
Going Concern Assessment
As discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our present level of indebtedness and the recent commodity price environment present challenges to our ability to comply with the covenants in our revolving credit facility and therefore substantial doubt exists that we will be able to continue as a going concern. As of December 31, 2019, we had total indebtedness of $506.2 million, including $250.0 million of Senior Notes due 2023 (the “2023 Notes”), $247.0 million under our revolving credit facility and $8.9 million under our building loan.
Specifically, we did not satisfy the consolidated current ratio covenant under our revolving credit facility as of the December 31, 2019 measurement date and such failure represented an event of default under our revolving credit facility. In addition, we do not anticipate maintaining compliance with the consolidated current ratio covenant under our revolving credit facility over the next twelve months and, accordingly, the audit report prepared by our auditors with respect to the financial statements in this Form 10-K includes an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” The failure to maintain compliance with the consolidated current ratio in future fiscal quarters would represent an additional default under our revolving credit facility as of the end of any such future fiscal quarters. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty but have reclassified the outstanding amount of borrowings under our revolving credit facility as of December 31, 2019 as current liabilities.
To address the defaults under our revolving credit facility, we have entered into the Limited Waiver and Eleventh Amendment to Credit Agreement (the “Waiver”), effective as of April 7, 2020, with certain lenders and Citibank, N.A., as administrative bank, to waive the event of default arising from our failure to comply with the current ratio in the revolving credit facility as of December 31, 2019 to obtain consent under the revolving credit facility to extend the deadline to provide our audited financial statements for the fiscal year ended December 31, 2019, and for such financial statements to include a “going concern” or like qualification or exception. Although we have entered into the Waiver, there is no guarantee that our lenders will agree to waive events of default or potential events of default in the future.
As we do not anticipate maintaining compliance with the consolidated current ratio covenant under our revolving credit facility over the next twelve months, we are evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers or amendments to the covenants or other provisions of our revolving credit facility to address any future default. If, upon a future default, we are unable reach an agreement with our lenders or find acceptable alternative financing, the lenders under our revolving credit facility may choose to accelerate repayment, which in turn may result in an event of default and an acceleration of the 2023 Notes. We have concluded that these circumstances create substantial doubt regarding our ability to continue as a going concern. If we were able to reach an agreement with the lenders under our revolving credit facility so that we will likely be in compliance with the covenants of our revolving credit facility for the subsequent twelve months or are able to refinance the 2023 Notes, we believe we will be able to operate as a going concern. However, there is no guarantee that we will be able to reach any such agreement or be able to refinance the 2023 Notes.

Business Strategies
Our primary business objective is to increase reserves, production and cash flows at attractive rates of return on invested capital. We are focused on exploiting long-lived, unconventional oil, NGLs and natural gas reserves from the Eagle Ford Shale in South Texas. Key elements of our business strategy include:

•
Develop our Eagle Ford leasehold positions. We intend to continue developing our acreage position to maximize the value of our resource potential and generate returns for our stockholders through continuing to utilize best-in-class drilling and completion techniques at the lowest possible costs. Through the conversion of our resource base to developed reserves, we will seek to increase our production and cash flow, thereby increasing the value of our reserves. As of December 31, 2019, we were producing from 276 gross (215 net) Eagle Ford wells and we intend to deploy all our capital budget for 2020 on the development of our Eagle Ford acreage.

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

•
Maintain operational control over our drilling and completion operations. We operate 84% of the Eagle Ford wells in which we have a working interest and intend to maintain a high degree of operational control over substantially all of our producing locations. We believe that continuing to exercise a high degree of control over our acreage position will provide us with flexibility to manage our drilling program and optimize our returns and profitability.

•
Maintain and enhance financial liquidity and flexibility. We intend to use cash on hand and, to the extent we cure any future defaults, borrowings from our revolving credit facility, combined with our cash flow from operations, to continue executing a capital expenditure program that we believe will help us achieve steady growth of production, cash flow and proved reserves. Furthermore, we intend to continue to employ a hedging strategy on our PDP production to achieve more predicable cash flow and to reduce our exposure to adverse fluctuations in oil, NGLs and natural gas prices. We regularly assess the futures markets for opportunities to enter into additional hedging contracts. Generally, we have entered into additional hedges when we believe that they are additive to our borrowing base and/or lock-in rates of return which exceed our hurdle rates. Further, we have strived to enter into unique and strategically-effective arrangements to reduce our outstanding indebtedness and improve our financial liquidity. We intend to continue to seek out such opportunities to improve our balance sheet and financial flexibility.

Our Competitive Strengths
We possess a number of competitive strengths that we believe will allow us to successfully execute our business strategies.

•
Geographic focus in one of North America’s leading unconventional oil plays. We have assembled a leasehold position of 53,831 net acres in the Eagle Ford as of December 31, 2019. We believe this unconventional oil and natural gas formation has one of the higher rates of return among such formations in North America. In addition to leveraging our technical expertise in our project areas, our geographically-concentrated acreage position allows us to establish economies of scale with respect to drilling, production, operating and administrative costs. Based on our drilling and production results and well-established offset operator activity in and around our project areas, we believe there are relatively low geologic risks and ample repeatable drilling opportunities across our core operating areas in the Eagle Ford where we have devoted all of our 2020 drilling capital budget.

•
Experienced management team. Our top eight executives average over 30 years of industry experience. We have assembled what we believe to be a strong technical staff of geoscientists, field operations managers and engineers with significant experience drilling horizontal wells including fracture stimulation of unconventional formations, which has resulted in reserve and production growth. In addition, our management team has extensive expertise and operational experience in the oil and natural gas industry with a proven track record of successfully negotiating, executing and integrating acquisitions. Members of our management team have previously held positions with major and large independent oil and natural gas companies.

•
Demonstrated ability to increase acreage position and drive growth of oil production and reserves. We have increased our Eagle Ford net acreage by over fourteen times, from 3,710 net acres in 2011 to 53,831 net acres as of December 31, 2019. We placed 17 gross (15.7 net) and 21 gross (18.3 net) Eagle Ford wells onstream during 2019 and 2018, respectively. We had a total of 276 gross (215 net) producing wells in the Eagle Ford, as of December 31, 2019. Our average total production for 2019 was 15,187 BOE/d, all of which was from the Eagle Ford. Between December 31, 2018 and December 31, 2019, our total proved reserves increased by approximately 7.2 MMBOE, from 93.4 MMBOE to 100.6 MMBOE. Our proved developed reserves increased by approximately 6.1 MMBOE, from 26.9 MMBOE to 33.0 MMBOE. Our five-year average reserve replacement ratio is approximately 549%, which we believe demonstrates our ability to grow reserves year over year. We believe the location and concentration of our project areas within the Eagle Ford provide us an opportunity to continue to increase production, lower costs and further delineate our proved reserves.

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

•
Multi-year drilling inventory in existing and emerging resource plays. Third-party engineers have identified 264 gross (176 net) horizontal drilling locations on our Eagle Ford acreage. As of December 31, 2019, these identified drilling locations included 159 gross (123 net) locations to which we have assigned proved undeveloped reserves. We believe our acreage is prospective for additional locations and plan to continue evaluating this acreage and monitoring industry activity in order to maximize our efficiency in developing this acreage. Furthermore, we are evaluating our acreage to identify and develop additional locations across our portfolio as we evaluate down-spacing in the Eagle Ford and accessing other stratigraphic horizons that lie above and below the Eagle Ford, such as the Austin Chalk, Buda, Georgetown, Woodbine and Wilcox formations. We believe our multi-year drilling inventory and exploration portfolio will help provide near-term growth in our production and reserves and highlight the long-term resource potential across our asset base.

•
Low field operating expenses. Even in light of low oil prices, we expect to generate sufficient cash margins on the operation of our Eagle Ford acreage due to our low cash operating costs. For the year ended December 31, 2019, our total field operating expenses (including lease operating and gas gathering expenses of $6.60 per BOE, and production and ad valorem taxes of $2.01 per BOE) totaled $8.61 per BOE in our project areas.

•
Hedging position. As of December 31, 2019, we had oil derivative contracts in place for 2020 covering approximately 7,480 Bbls/d at an average price of $56.95 per Bbl. In addition, we currently have oil derivative contracts in place for 2021 consisting of 7,000 Bbls/d at an average price of $50.40 per Bbl. As of December 31, 2019, we also had derivative contracts to hedge our 2020 natural gas production covering 20,000 MMBtu/d at a weighted average price of $2.58 per MMBtu. In addition, we currently have natural gas derivative contracts in place for 2021 consisting of 27,500 MMBtu/d at a weighted average price of $2.36 per MMBtu. We believe that these hedges help mitigate our exposure to oil and natural gas price volatility.

Oil and Natural Gas Data
Estimated Proved Reserves
The following table presents estimated net proved oil, NGLs and natural gas reserves attributable to our properties and the Standardized Measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2019 and 2018. We employ a technical staff of engineers and geoscientists that perform technical analysis of each producing well and undeveloped location. The staff uses industry-accepted practices to estimate, with reasonable certainty, the economically producible oil and gas reserves. The practices for estimating hydrocarbons-in-place include, but are not limited to, mapping, seismic interpretation, core analysis, log analysis, mechanical properties of formations, thermal maturity, well testing and flowing bottom-hole pressure analysis. We employ an independent petroleum engineer to estimate 100% of our proved reserves. The data below is based on our reserve report prepared by W.D. Von Gonten & Co. The Standardized Measure and PV-10 amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	As of December 31,
	2019	2018
Estimated Proved Reserves(1)
Oil (MBbls)	49,808	53,499
NGLs (MBbls)	24,862	19,869
Natural Gas (MMcf)	155,871	120,165
Total Estimated Proved Reserves (MBOE)(2)	100,648	93,396
Estimated Proved Developed Reserves
Oil (MBbls)	15,945	15,459
NGLs (MBbls)	8,300	5,721
Natural Gas (MMcf)	52,605	34,388
Total Estimated Proved Developed Reserves (MBOE)(2)	33,012	26,912
Estimated Proved Undeveloped Reserves
Oil (MBbls)	33,863	38,040
NGLs (MBbls)	16,562	14,147
Natural Gas (MMcf)	103,266	85,777
Total Estimated Proved Undeveloped Reserves (MBOE)(2)	67,636	66,484
Standardized Measure (millions)(3)	$738.8	$980.1
PV-10 (millions)(4)	$834.2	$1,139.5
Oil and Gas Prices Used(1) :
Oil — NYMEX-WTI per Bbl	$55.69	$65.56
Natural Gas — NYMEX-Henry Hub per MMBtu	2.58	3.10

(1)
Our estimated net proved reserves and related Standardized Measure were determined using index prices for crude oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of our properties. The prices are based on the average prices during the 12-month period prior to the ending date of the period covered, determined as the unweighted arithmetic average of the prices in effect on the first day of the month for each month within such period, unless prices were defined by contractual arrangements, before they are adjusted, by lease, for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price realized at the wellhead. NGL pricing used was approximately 27% of corresponding crude oil prices.

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
The following table provides a reconciliation of the Standardized Measure to PV-10:

	December 31,
In millions	2019	2018
Standardized measure of discounted future net cash flows	$738.8	$980.1
Discounted estimated future income taxes	95.4	159.4
PV-10	$834.2	$1,139.5

Reconciliation of Proved Reserves
Our proved developed oil and natural gas reserves increased from 26.9 MMBOE at December 31, 2018, to 33.0 MMBOE at December 31, 2019, primarily due to the conversion of proved undeveloped to proved developed through our drilling program, which brought 17 gross wells online during 2019 and added 5.7 MMBOE of proved reserves. Our proved developed oil and natural gas reserves experienced positive revisions of 2.0 MMBOE primarily due to completed well performance exceeding previous third party estimates.

Proved Developed Reserves (MBOE)
As of December 31, 2018	26,912
Extensions and discoveries	4,517
Conversion of proved undeveloped to proved developed	5,742
Sales of minerals in place	(562)
Revisions of prior estimates	1,946
Production	(5,543)
As of December 31, 2019	33,012
Development of Proved Undeveloped Reserves
At December 31, 2019, our proved undeveloped reserves were approximately 67.6 MMBOE, an increase of approximately 1.2 MMBOE from our December 31, 2018 estimated proved undeveloped reserves of approximately 66.5 MMBOE. In 2019, we added proved undeveloped reserves of 9.4 MMBOE as a result of drilling and completion activities, approximately 5.7 MMBOE of proved undeveloped reserves were converted to proved developed reserves as a result of drilling and completion activities during the year and 1.7 MMBOE of reserves were removed from our proved undeveloped reserves as a result of revisions in estimates from 2018. Revisions of previous estimates were removed primarily due the decrease in SEC pricing.
All PUD drilling locations are scheduled to be drilled prior to the end of 2024. The timing of our development schedule correlates with the projected increase in our production and the anticipated resulting free cash flow over the next five years.

Proved Undeveloped Reserves (MBOE)
As of December 31, 2018	66,484
Extensions and Discoveries	9,425
Conversion of proved undeveloped to proved developed	(5,742)
Sales of minerals in place	(1,661)
Revisions to prior estimates	(870)
As of December 31, 2019	67,636
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
To establish reasonable certainty with respect to our estimated proved reserves, our independent reserve engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our reserves include electrical logs, radioactivity logs, core analysis, geologic maps and available down-hole and production data, seismic data and well-test data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves or other performance relationships. Reserves attributable to producing wells with limited production history and undeveloped locations were estimated using performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. These wells were considered to be analogous based on production performance from the same formation and completion using similar techniques.
Internal Controls Over Reserves Estimation Process
Our estimated reserves at December 31, 2019 and 2018 were prepared by W.D. Von Gonten & Co., independent reserve engineers. We expect to continue to have our reserve estimates prepared annually by our independent reserve engineers. Our internal professional staff works closely with W.D. Von Gonten & Co. to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. All of the production, expense and well-ownership information, maintained in our reserve engineering database, is provided to our independent engineers. In addition, we provide such engineers other pertinent data, such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures, pricing differentials and relevant economic criteria, including lease operating statements. We make all requested information, as well as our pertinent personnel, available to our independent engineers in connection with their evaluation of our reserves. Year-end reserve estimates are reviewed by our Vice President-Reservoir Engineering, Chief Operating Officer, Chief Executive Officer and other senior management, and revisions are communicated to our board of directors.

Oil and Natural Gas Production Prices and Costs
Production, Revenues and Price History
The following table sets forth information regarding net production of oil, NGLs and natural gas and certain price and cost information attributable to our properties, for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Production
Oil (Bbls/day):
Western	2,840	2,290
Central	4,362	4,300
Eastern	173	215
Total Eagle Ford	7,375	6,805
NGLs (Bbls/day)
Western	2,349	1,745
Central	1,330	415
Eastern	70	79
Total Eagle Ford	3,749	2,239
Natural Gas (Mcf/day)
Western	15,465	10,430
Central	8,577	1,860
Eastern	333	375
Total Eagle Ford	24,375	12,665
Average daily production (BOE/d)	15,187	11,155
Average realized prices
Oil ($/Bbl)	$58.64	$67.53
NGLs ($/Bbl)	11.45	22.60
Natural Gas ($/Mcf)	2.43	3.24
Operating expenses per BOE
Lease operating and gas gathering	$6.60	$6.39
Production and ad valorem taxes	2.01	2.71
Depreciation, depletion and amortization	15.99	20.53

Drilling Activity
The following table sets forth our operated and non-operated drilling activity for the years ended December 31, 2019 and 2018. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	Year ended December 31,
	2019		2018
	Gross	Net	Gross	Net
Development Wells:
Productive	14.0	13.2	18.0	15.3
Dry	—	—	—	—
Exploratory Wells:
Productive	3.0	2.5	3.0	3.0
Dry	—	—	—	—
Total Wells:
Productive	17.0	15.7	21.0	18.3
Dry	—	—	—	—
As of December 31, 2019, we were in process of drilling and completing 3 gross (3.0 net) wells that are not included in the table above.
Acreage Data
The following table sets forth information relating to our leasehold acreage in the Eagle Ford. As of December 31, 2019, approximately 93% of our net Eagle Ford acreage was held by production.

	As of December 31, 2019
	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Western Region	5,864	5,419	10,164	8,921	16,028	14,340
Central Region	15,034	11,252	31,559	21,740	46,593	32,992
Eastern Region	2,185	1,393	7,835	5,106	10,020	6,499
Total Eagle Ford	23,083	18,064	49,558	35,767	72,641	53,831
As of December 31, 2019, we had leases across the Eagle Ford representing 1,233 net acres expiring in 2020, 575 net acres expiring in 2021 and 1,726 net acres expiring in 2022 and beyond. We anticipate that our current and future drilling plans, together with selected lease extensions, will address a significant portion of our leases expiring in the Eagle Ford in 2020.
Operations
General
We operate 84% of the Eagle Ford wells in which we have a working interest and intend to maintain a high degree of operational control over substantially all of our producing locations. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. Independent contractors, engaged by us, provide all of the equipment and personnel associated with these activities. We employ petroleum engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.
Marketing and Customers
For the year ended December 31, 2019, purchases by our largest five customers accounted for 23%, 17%, 16%, 14% and 13% of our total revenues.

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
Competition
We operate in a highly competitive environment for leasing and acquiring properties and in securing trained personnel. Our competitors include major and independent oil and natural gas companies that operate in our project areas. These competitors include, but are not limited to, Chesapeake Energy Corporation, EP Energy Corporation, EOG Resources, Inc., Carrizo Oil & Gas, Inc., Marathon Oil Corporation, SilverBow Resources, Inc. Penn Virginia Corporation and Sundance Energy, Inc. Many of our competitors have substantially greater financial, technical and personnel resources than we do, which can be particularly important in the areas in which we operate. As a result, our competitors may be able to pay more for productive crude oil and natural gas properties and exploratory prospects, as well as evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional properties and to find and develop reserves will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. We are also affected by the competition for and the availability of equipment, including drilling rigs and completion equipment. We are unable to predict when, or if, shortages of such equipment may occur or how they would affect our development and exploitation programs.
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
Regulation of the Oil and Natural Gas Industry
Our operations are substantially affected by federal, state and local laws and regulations. In particular, crude oil and natural gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations. All of the jurisdictions in which we own or operate properties for crude oil and natural gas production have statutory provisions regulating the exploration for and production of crude oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include regulation of the size of drilling and spacing units or proration units, the number of wells that may be drilled in an area, and the unitization or pooling of crude oil and natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas and that impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.
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
Regulation of Sales and Transportation of Oil
Our sales of oil are affected by the availability, terms and cost of transportation. Interstate transportation of oil by pipeline is regulated by FERC pursuant to the Interstate Commerce Act of 1887 (“ICA”), the Energy Policy Act of 1992 (“EPAct”), and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport oil and refined products (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. EPAct deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA, which are commonly referred to as “grandfathered rates.” Pursuant to EPAct, FERC also adopted a generally applicable rate-making methodology, which, as currently in effect, allows petroleum pipelines to change their rates provided they do not exceed prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods (“PPI”), plus 1.3%. For the five-year period beginning July 1, 2016, the index is PPI plus 1.23%.
FERC has also established cost-of-service rates, market-based rates and settlement rates as alternatives to the indexing approach. A pipeline may file rates based on its cost of service if there is a substantial divergence between its actual costs of providing service and the rate resulting from application of the index. A pipeline may charge market-based rates if it establishes that it lacks significant market power in the affected markets. Further, a pipeline may establish rates through settlement with all current non-affiliated shippers.
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
Gathering services, which occur upstream of jurisdictional transmission services, are regulated by the states onshore and in state waters. Although FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, FERC’s determination as to the classification of facilities is done on a case-by-case basis. To the extent that FERC issues an order that reclassifies transmission facilities as gathering facilities, our costs of getting gas to point of sale locations may increase. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, non-discriminatory take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.
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

We also generate solid and hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. The RCRA imposes requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of our operations we generate petroleum hydrocarbon wastes and ordinary industrial wastes that may be regulated as hazardous wastes. The RCRA regulations specifically exclude from the definition of hazardous waste drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil, natural gas or geothermal energy. Following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, the EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016. Under the decree, the EPA was required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. After undertaking its review, the EPA signed a determination in 2019 concluding that it does not need to regulate oil and gas exploration and production wastes, and specifically "drilling fluids, produced waters, and other wastes associated with the exploration, development or production of oil, gas or geothermal energy," because the states are adequately regulating such wastes under the Subtitle D provisions of the RCRA. However, a loss of the RCRA exclusion for drilling fluids, produced waters and related wastes in the future could result in an increase in our costs and drilling operations to manage and dispose of generated wastes and a corresponding decrease in their drilling operations, which developments could have a material adverse effect on our business. In addition, legislation has been proposed in Congress from time to time that would reclassify certain natural gas and oil exploration and production wastes as “hazardous wastes,” which would make the reclassified wastes subject to much more stringent handling, disposal and cleanup requirements. No such effort has been successful to date.
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
In May 2015, the EPA issued final rules attempting to clarify the federal jurisdictional reach over waters of the United States. In November 2017, the EPA and the Army Corps of Engineers issued a notice to rescind the Clean Water Rule and re-codify the regulatory text that existed prior to 2015 defining “water of the United States.” The EPA and the Army Corps of Engineers formally repealed the rule in September 2019. In January 2020, the Trump administration published a final replacement rule, called the Navigable Waters Protection Rule, that purports to expressly define which categories or water may be federally regulated under the CWA. The Navigable Waters Protection Rule is set to take effect 60 days from publication of the replacement rule in the Federal Register. Legal challenges to the Navigable Waters Protection Rule are expected. As such, uncertainty remains with respect to the future implementation of the rule. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as other enforcement mechanisms for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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
In June 2016, the EPA published final rules establishing new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The EPA’s final rules include the NSPS at Subpart OOOOa to limit methane emissions from equipment and processes across the oil and natural gas source category. The rules also extend limitations on VOC emissions to sources that were unregulated under the previous NSPS at Subpart OOOO. Affected methane and VOC sources include hydraulically fractured (or re-fractured) oil and natural gas well completions, fugitive emissions from well sites and compressors, and pneumatic pumps. Several states and industry groups have filed suit before the D.C. Circuit challenging EPA’s implementation of the methane rule and legal authority to issue the methane rules. In September 2018, the EPA proposed further amendments that would reduce the 2016 Subpart OOOOa standards’ fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. Various industry and environmental groups have separately challenged both the original 2016 Subpart OOOOa standards and the EPA’s attempts to delay the implementation of the rule. In May 2016, the EPA also announced its intention to impose methane emission standards for existing sources, and in February 2018, new standards for methane emission from oil and gas wells were proposed by the Trump Administration. In August 2019, the EPA proposed two options for rescinding the Subpart OOOOa standards. Under the EPA’s preferred alternative, the agency would rescind the methane limits for new, reconstructed and modified oil and natural gas production sources while leaving in place the general emission limits for VOCs, and relieve the EPA of its obligation to develop guidelines for methane emissions from existing sources. In addition, the proposal would remove from the oil and natural gas category the natural gas transmission and storage segment. The other proposed alternative would rescind the methane requirements of the NSPS applicable to all oil and natural gas sources, without removing any sources from that source category (and still requiring control of VOCs in general). The EPA also finalized separate rules under the CAA in June 2016 regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities (such as tank batteries and compressor stations), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. In addition, in October 2015, the EPA issued a final rule under the CAA, lowering the NAAQS for ground-level ozone from the current standard of 75 ppb for the current 8-hour primary and secondary ozone standards to 70 ppb for both standards. The final rule became effective on December 28, 2015 and was challenged in courts. The D.C. Circuit struck down parts of the rule in February 2018. In April 2018 and July 2018, the EPA issued area designations for all areas not addressed in the previous rule. States with moderate or high nonattainment areas must submit state implementation plans to EPA by October 2021. States are expected to implement more stringent permitting and pollution control requirements as a result of the final rule, which could apply to our operations.
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

Regulation of GHG Emissions
Climate and related energy policy, laws and regulations could change quickly, and substantial uncertainty exists about the nature of many potential developments that could impact the sources and uses of energy. In December 2015, the United States and 194 other countries, adopted the Paris Agreement, committing to work towards limiting global warming and agreeing to a monitoring and review process of GHG emissions. This will heighten political pressure on the United States to ensure continued compliance with enforcement measures resulting from the Clean Air Act and to bring forward further actions to reduce GHGs in the period post 2030. On October 4, 2016, the E.U. ratified the Paris Agreement, thus meeting the threshold for the agreement to come into force. On June 1, 2017, President Trump announced that the United States planned to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or establish a new framework agreement. President Trump formally initiated the withdrawal process in November 2019, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.
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
We have not experienced any material adverse effect from compliance with environmental requirements; however, there is no assurance that this will continue. We did not have any material capital or other nonrecurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2019, nor do we anticipate that such expenditures will be material in 2020.
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
Employees
As of December 31, 2019, we had 84 employees, including 14 engineers and geoscientists, 14 land professionals and 32 field operating personnel. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.
We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed.

Item 1A. Risk Factors.
Failure to comply with any of the covenants in our revolving credit facility could cause an event of default in the Credit Facility, and, due to cross-default provisions, also cause an event of default in the 2023 Notes and have a material adverse effect on our business.
As of December 31, 2019, we had total indebtedness of $506.2 million, including $250.0 million of 2023 Notes, $247.0 million under our revolving credit facility and $8.9 million under our building loan. We did not satisfy the consolidated current ratio covenant under our revolving credit facility as of the December 31, 2019 measurement date and do not expect to provide audited financial statements that are not subject to any “going concern” or like qualification or exception for the fiscal year ended December 31, 2019. Such failures represent events of default under our revolving credit facility. We have entered into the Waiver with certain lenders and Citibank, N.A., as administrative bank, to waive the events of defaults arising from our failure to comply with the current ratio in the revolving credit facility as of December 31, 2019, to obtain consent under the revolving credit facility to extend the deadline to provide our audited financial statements for the fiscal year ended December 31, 2019 and, for such financial statements, to include a “going concern” or like qualification or exception. Although we have entered into the Waiver, there is no guarantee that our lenders will agree to waive events of default or potential events of default in the future.
As we do not anticipate maintaining compliance with the consolidated current ratio covenant under our revolving credit facility over the next twelve months, we are evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers or amendments to the covenants or other provisions of our revolving credit facility to address any future default. If, upon a future default, we are unable reach an agreement with our lenders or find acceptable alternative financing, the lenders under our revolving credit facility may choose to accelerate repayment, which in turn may result in an event of default and an acceleration of the 2023 Notes. If our lenders or our noteholders accelerate the payment of amounts outstanding under our revolving credit facility or the 2023 Notes, respectively, we do not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. We could attempt to obtain additional sources of capital from asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity swaps, or any combination thereof. However, we cannot provide any assurances that we will be successful in obtaining capital from such transactions on acceptable terms, or at all, and if we fail to obtain sufficient additional capital to repay the outstanding indebtedness and provide sufficient liquidity to meet our operating needs, it may be necessary for us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”), or an involuntary petition for bankruptcy may be filed against us. This could result in stockholders losing all or some of their investment in us.
We have concluded that these circumstances create substantial doubt regarding our ability to continue as a going concern. To continue as a going concern over the next twelve months, we must make payments on our debt as they come due and comply with the covenants in the agreements governing our indebtedness or, if we fail to do so, to (i) negotiate and obtain waivers of or forbearances with respect to any defaults that occur with respect to our indebtedness, (ii) amend, replace, refinance or restructure any or all of the agreements governing our indebtedness, including our revolving credit facility and 2023 Notes, and/or (iii) otherwise secure additional capital. In addition, if we were able to reach an agreement with the lenders under our revolving credit facility so that we will likely be in compliance with the covenants of our revolving credit facility for the subsequent twelve months or are able to refinance the 2023 Notes, we believe we will be able to operate as a going concern. However, there is no guarantee that we will be able to reach any such agreement or be able to refinance the 2023 Notes. We cannot provide any assurances that we will be successful in accomplishing any of these plans and if we were unable to do so or to otherwise obtain sufficient liquidity to repay the outstanding indebtedness and to meet our operating needs, it may be necessary for us to seek protection from creditors under Chapter 11 or an involuntary petition for bankruptcy may be filed against us. This could result in stockholders losing all or some of their investment in us.

The audit report we received with respect to our fiscal year-end 2019 consolidated financial statements contains an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” Although we obtained the Waiver to waive, among other things, our revolving credit facility’s requirement to deliver audited, consolidated financial statements without a “going concern” or like qualification or exception, there is no guarantee that our lenders will agree to waive default or potential events of default in the future.
Under our revolving credit facility, we are required to deliver audited, consolidated financial statements without a “going concern” or like qualification or explanation. Because the audit report prepared by our auditors with respect to the financial statements in this Form 10-K includes an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern,” this would represent another default under our revolving credit facility when we deliver our financial statements to the lenders. However, we have entered into the Waiver to waive, among other things, the requirement to provide audited financial statements that are not subject to any “going concern” or like qualification or exception for the fiscal year ended December 31, 2019. Although we have entered into the Waiver, there is no guarantee that our lenders will agree to waive similar events of default in the future.
We have prepared our financial statements on a going concern basis, which contemplates that we will be able to realize our assets and discharge our liabilities in the ordinary course of business. Our financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty, but the outstanding amount of borrowings under our revolving credit facility have been classified as current liabilities as of December 31, 2019.
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
Our revenues, profitability, liquidity, ability to access capital and future growth prospects are highly dependent on the prices we receive for our oil, natural gas and NGLs. The prices of these commodities are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and NGLs have been volatile, and this volatility may continue in the future. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	worldwide and regional economic and political conditions;

•	the domestic and global supply of, and demand for, oil, natural gas and NGLs;

•	the cost of exploring for, developing, producing and marketing oil, natural gas and NGLs;

•	the proximity, capacity, cost and availability of oil, natural gas and NGL pipelines and other transportation facilities;

•	the price and quantity of imports of foreign oil, natural gas and NGLs;

•	the level of global oil, natural gas and NGL exploration and production;

•	the level of global oil, natural gas and NGL inventories;

•	weather conditions and natural disasters;

•	domestic and foreign governmental laws, regulations and taxes;

•	volatile trading patterns in commodities futures markets;

•	price and availability of competitors’ supplies of oil, natural gas and NGLs;

•	the actions of OPEC and the ability of OPEC and other producing nations to agree to and maintain production levels;

•	technological advances affecting energy consumption;

•	the price and availability of alternative fuels;

•	global or national health concerns, including health epidemics such as the coronavirus outbreak beginning at the beginning of 2020; and

•	market perceptions of future prices, whether due to the foregoing factors and others.
Further, oil, natural gas and NGL prices do not necessarily fluctuate in direct relationship to each other. Because approximately 49% of our estimated proved reserves as of December 31, 2019 were attributed to oil, our financial results are more sensitive to movements in oil prices.
As of December 31, 2019, we had in place hedges covering approximately 7,500 Bbls/d for 2020 at an average price of approximately $56.95 per Bbl. To the extent we are unhedged, we have significant exposure to adverse changes in the prices of oil and natural gas that could materially and adversely affect our business and results of operations.
WTI oil prices have declined from over $100 per Bbl in September 2014 to $61.14 per Bbl at December 31, 2019 and more recently to $26.08 per Bbl at April 6, 2020.  Such a decline in oil price, if sustained, will have a material impact on our annual revenues and has caused, and may in the future cause, us to take actions to reduce the costs of drilling and our operations. The coronavirus outbreak has weakened demand for oil, natural gas and NGLs, and after OPEC and a group of oil producing nations led by Russia failed on March 6, 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil, natural gas and NGL prices.
Further declines or a prolonged depression in oil, natural gas or NGL prices may act to reduce our cash flows further and adversely affect our financial condition. In such case, our liquidity could be reduced, our access to equity or long-term debt might be restricted, and our ability to meet our capital expenditure obligations and financial commitments might be adversely affected. We may choose to defer drilling activity and/or production from existing wells for a number of reasons, including the following:

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

Further declines or a prolonged depression in oil, natural gas or NGL prices may also reduce the amount of oil, natural gas and NGLs we can produce economically and negatively impact the value of our estimated oil, natural gas and NGL reserve volumes, the carrying value of our oil, natural gas and NGL properties, the PV-10 valuations of our oil, natural gas and NGL reserves, and the Standardized Measure relating to oil, natural gas and NGL reserves. In addition, future declines or a prolonged depression may lead to a reduction in our borrowing base or a redetermination that results in a deficiency.
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
The oil and natural gas industry is capital intensive. We currently make, and expect to continue to make, substantial capital expenditures for the acquisition, development and exploration of oil, natural gas and NGL reserves. We currently expect to allocate between $80 million and $85 million under our 2020 capital program to drill and complete approximately 13 gross wells across our properties in the Eagle Ford.
The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, crude oil and natural gas prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A prolonged period of lower commodity prices may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production.
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
If our revenues or the borrowing base under the Credit Facility decreases as a result of lower crude oil and natural gas prices, operating difficulties, declines in reserves or we are unable to remedy any future event of default under the Credit Facility or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations and growth at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. If cash flow generated by our operations or available borrowings under the Credit Facility are not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our properties, which in turn could lead to a decline in our reserves and production, and would adversely affect our business, financial condition and results of operations.
Any significant reduction in our borrowing base under the Credit Facility as a result of the periodic borrowing base redeterminations or any future violations of the covenants under the Credit Facility may negatively impact our ability to fund our operations.
The Credit Facility limits the amounts we can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine semiannually on May 1 and November 1 of each year. The borrowing base depends on, among other things, our lenders’ evaluation of our oil and natural gas reserves. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the Credit Facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. Effective December 23, 2019, we received notification that the borrowing base for the Credit Facility was $290.0 million, which represented the November 2019 redetermination. Our next scheduled borrowing base redetermination is scheduled for May 1, 2020 and we anticipate our borrowing base to decrease at that time. Borrowing availability was $42.6 million as of December 31, 2019, which reflects $0.4 million of letters of credit outstanding.
In the future, we may not have access to adequate funding under the Credit Facility as a result of a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination, inability to access our available credit due to violations of covenants under the Credit Facility or an unwillingness or inability on the part of our lending counterparties to meet their funding obligations and the inability of other lenders to provide additional funding to cover any defaulting lender’s portion. Due to recent declines in commodity prices, we anticipate our borrowing base will decrease at the next redetermination in May 2020. Further or prolonged declines in commodity prices could result in a redetermination that lowers the borrowing base in the future and, in any such a redetermination, we could be required to repay any indebtedness in excess of the redetermined borrowing base. As a result, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out business plans or make required repayments under the Credit Facility, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations.

The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our debt obligations under our New Credit Facilities may be adversely affected.
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
Any of these hazards and risks can result in the loss of hydrocarbons, environmental pollution, personal injury or wrongful death claims and other damage to our properties and the property of others.
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
Our planned exploratory drilling involves drilling in existing or emerging shale plays using some of the latest available horizontal drilling and completion techniques, the results of which are subject to drilling and completion technique risks, and drilling results may not meet our expectations for reserves or production.
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

The results of our drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas have limited or no production history and, consequently, it is more difficult to predict future drilling results in these areas.
Ultimately, the success of these drilling and completion techniques can only be evaluated as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling does not meet our anticipated results or we are unable to execute our drilling program because of capital constraints, lease expirations, limited access to gathering systems and limited takeaway capacity and/or declines in crude oil and natural gas prices, the return on our investment in these areas may not be as attractive as we anticipate. As a result of the recent decrease in commodity prices, we anticipate incurring a write-down of our oil and natural gas properties in the first quarter of 2020.
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
In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any drilling activities we are able to conduct on these potential locations may not be successful or result in the addition of proved reserves to our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations. Our inability to borrow under the Credit Facility or other indebtedness, whether because we are unable to remedy a future event of default under the Credit Facility or if our borrowing base is redetermined downward by the lenders, may also result in a downward revision of our estimated proved reserves and could result in additional impairment.

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
At December 31, 2019, approximately 67% of our total estimated proved reserves were classified as proved undeveloped reserves. Recovery of undeveloped reserves requires successful drilling and incurrence of significant capital expenditures. Our approximately 67.6 MMBOE of estimated proved undeveloped reserves will require an estimated $781.1 million of development capital over the next five years. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could require us to reclassify our proved undeveloped reserves as unproved reserves.
Further, our reserves data assumes that we can and will make these expenditures and that these operations will be conducted successfully. These assumptions, however, may not prove correct. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to write them off. Any such write-offs of our reserves could reduce our ability to borrow and adversely affect our liquidity and available capital. Our inability to borrow under the Credit Facility or other indebtedness, whether because we are unable to remedy any future event of default under the Credit Facility or otherwise, may limit our ability to finance or develop our reserves as anticipated and may also require us to write off reserves which could result in additional impairments.
Our producing properties are located in the Eagle Ford Shale of South Texas, making us vulnerable to risks associated with operating in one geographic area.
All of our production during the year ended December 31, 2019 was derived from our properties in the Eagle Ford Shale play in South Texas. As a result of this geographic concentration, we may be disproportionately exposed to the effect of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of crude oil or natural gas. Additionally, we may be exposed to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in many or all of our wells within the Eagle Ford.
Approximately 66% of our net Eagle Ford Shale leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases and result in a material adverse effect on our crude oil, natural gas and NGLs reserves and future production and, therefore, our future cash flow and income.
As of December 31, 2019, approximately 66% of our net Eagle Ford leasehold acreage is undeveloped, or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil, natural gas and NGLs regardless of whether such acreage contains proved reserves. Unless production is established on the undeveloped acreage covered by our leases, such leases will expire. Our future crude oil, natural gas and NGLs reserves and production and, therefore, our future cash flow and income, are highly dependent on successfully developing our undeveloped leasehold acreage and holding on to such leases.

Certain of our undeveloped leasehold assets are subject to leases that will expire over the next several years unless production is established on units containing the acreage or we timely exercise our contractual rights to extend the terms of such leases by continuous operations or the payment of lease extension payments or delay rentals.
Leases on oil and natural gas properties typically have a primary term of three to five years, after which they expire unless, prior to expiration, a well is drilled and production of hydrocarbons in paying quantities is established, applicable lease extension payments or delay rentals are made, or such lease is otherwise maintained pursuant to any applicable continuous operations provision. If our leases or term assignments on our undeveloped properties expire and we are unable to renew the leases, we will lose our right to develop the related properties. The primary term of the leases for 1,233 net acres that is not currently held by production will expire at the end of 2020 if such leases are not extended. Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and productions costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals. If commodity prices remain low, we may be required to delay our drilling plans and, as a result, may lose our right to develop the related properties.
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
For the year ended December 31, 2019, purchases by our largest five customers accounted for 83% of our total revenues. While we believe that we can procure substitute or additional customers to offset the loss of one or more of our current customers, there is no assurance that we would be successful in doing so on terms acceptable to us or at all. The loss of one or more of such customers could limit our access to suitable markets for the crude oil, natural gas and NGLs we produce. The availability of a ready market for any crude oil, natural gas and/or NGLs we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports of crude oil, the proximity and capacity of pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of crude oil and natural gas production and federal regulation of crude oil, natural gas and NGLs sold in interstate commerce. We cannot assure you that we will continue to have ready access to suitable markets for our future crude oil, natural gas and NGL production.
Our operating activities expose us to risk of financial loss if a customer fails to perform under a contract. Disruptions in the financial markets could lead to sudden decreases in a customer's liquidity, which could make them unable to perform under the terms of the contract, and we may not be able to realize the benefit of the contract. We are unable to predict sudden changes in a customer's creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions and the contractual terms of the transactions. During periods of declining commodity prices, if any of our customers fail to pay their revenue accounts receivable when due, this could have a material adverse effect on our liquidity and results of operations.
Our hedging transactions expose us to counterparty credit risk.
Currently, all of our hedging arrangements are concentrated with six counterparties, each of which are lenders under the Credit Facility. If these counterparties fail to perform their obligations, we may suffer financial loss or be prevented from realizing the benefits of favorable price changes in the physical market for our crude oil and natural gas.

Our derivative activities expose us to risk of financial loss if a counterparty fails to perform under a contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the contract, and we may not be able to realize the benefit of the contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions and the contractual terms of the transactions. During periods of declining commodity prices, our derivative contract receivable positions generally increase, which increases our counterparty credit exposure. If any of our counterparties were to default on their obligations under a derivative contract, such a default could have a material adverse effect on our liquidity and results of operations, and could result in a larger percentage of our future production being subject to commodity price changes or increase the likelihood that our hedging strategy may not achieve its intended strategic purpose.
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
We incurred a net loss from operations of approximately $41.5 million for the year ended December 31, 2019. Our development of, and participation in, an increasingly larger number of prospects has required, and will continue to require, substantial capital expenditures. The uncertainty and factors described throughout this Risk Factors section may impede our ability to economically find, develop and acquire oil and natural gas reserves. As a result, we may not be able to operate profitability and may not receive positive cash flows from operating activities in the future, which could adversely affect our business and the trading price of our Class A voting common stock.
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

In our Annual Report on Form 10-K for the year ended December 31, 2018, we previously reported a material weakness related to the calculation of the Company’s basic and diluted earnings per share for the year ended December 31, 2018. During 2019, our management completed remediation measures related to this material weakness and concluded that our internal control over financial reporting was effective as of June 30, 2019. Completion of remediation does not provide assurance that our internal controls will continue to operate effectively. If further material weaknesses are discovered, our financial statements could contain additional errors which, in turn, could lead to errors in our financial reports and/or delays in our financial reporting, which could require us to restate our operating results or cause our auditors to issue a qualified audit report. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
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
In addition, the restrictive covenants in the Credit Facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them. As discussed in Item 1. Overview of Our Business we did not satisfy the consolidated current ratio covenant in the Credit Facility as of the December 31, 2019 measurement date, and the significant risks and uncertainties described in Item 1. Overview of Our Business also raise substantial doubt about the Company’s ability to maintain compliance with the covenants in the Credit Facility going forward. In addition, the report prepared by our auditors with respect to the financial statements in this Form 10-K includes an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern” which would represent an additional default under our revolving credit facility. On April 7, 2020, we entered into the Waiver to waive the covenant violations noted above. However, there is no guarantee that our lenders will agree to waive events of default or potential events of default in the future. As we do not anticipate maintaining compliance with the consolidated current ratio covenant under our revolving credit facility over the next twelve months, we are evaluating the available financial alternatives, including obtaining alternative financing as well as seeking additional waivers or amendments to the covenants or other provisions of our revolving credit facility to address any future default. If, upon a future default, we are unable to reach an agreement with our lenders or find acceptable alternative financing, the lenders under the Credit Facility may choose to accelerate repayment which in turn may result in an event of default and an acceleration of the 2023 Notes.

As a result of the restrictions contained in the Credit Facility, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities. These restrictions may further affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our current and future financing.
Our level of indebtedness may increase, reducing our financial flexibility.
We intend to fund our capital expenditures in 2020 through cash flow from operations and, to the extent we remedy any future event of default, from borrowings under the Credit Facility and, if necessary, through debt or equity financings. Our ability to make the necessary capital investment to maintain or expand our asset base and develop oil and natural gas reserves will be impaired if cash flow from operations is reduced and external sources of capital become limited or unavailable. If we incur additional debt for these or other purposes, the related risks that we now face could intensify and we could face additional risks. Our level of debt could adversely affect our business and results of operations in several important ways, including the following:

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
We may also, from time to time, repurchase or otherwise retire our debt. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material.
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
Under the Domenici-Barton Energy Policy Act of 2005 (“EP Act of 2005”), the Federal Energy Regulatory Commission (“FERC”) has civil penalty authority under the Natural Gas Act of 1938 (the “NGA”) and the Natural Gas Policy Act (“NGPA”) to impose penalties for current violations of up to $1,291,894 per day for each violation and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional operations to FERC annual reporting and posting requirements. We also must comply with the anti-market manipulation rules enforced by FERC. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability.
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
In connection with the EPA finding that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act (“CAA”) that, among other things, require reduced GHG emissions from certain large stationary sources, and the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations. In May 2016, the EPA released final regulations intended to reduce methane emissions from the oil and gas industry, including throughout the natural gas supply chain. The regulations could affect us indirectly by affecting our customer base or by directly regulating our operations. In either case, increased costs of operation and exposure to liability could result. However, in September 2018, the EPA issued a proposed rulemaking that would reduce the 2016 standards’ fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. In August 2019, the EPA proposed two options for rescinding the regulations. Under the EPA’s preferred alternative, the agency would rescind the methane limits for new, reconstructed and modified oil and natural gas production sources while leaving in place the general emission limits for VOCs, and relieve the EPA of its obligation to develop guidelines for methane emissions from existing sources. In addition, the proposal would remove from the oil and natural gas category the natural gas transmission and storage segment. The other proposed alternative would rescind the methane requirements of the regulations applicable to all oil and natural gas sources, without removing any sources from that source category (and still requiring control of VOCs in general). Various industry and environmental groups have separately challenged both the original 2016 standards and the EPA’s attempts to delay implementation of the rule. The EPA also finalized rules in 2016 that clarify when crude oil and natural gas sites should be aggregated for purposes of air permitting, which could increase our compliance and permitting costs.
In addition, Congress has considered legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane that are understood to contribute to global warming. While comprehensive climate legislation will likely not be passed by either house of Congress in the near future, energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. In December 2016, the United States was one of 175 countries to adopt the Paris Agreement at the 21st Conference of Parties, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. On October 4, 2016, the E.U. ratified the Paris Agreement, thus meeting the threshold for the agreement to come into force. On June 1, 2017, President Trump announced that the United States planned to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or establish a new framework agreement. President Trump formally initiated the withdrawal process in November 2019, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.
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
As of December 31, 2019, we had approximately $128.6 million of U.S. federal net operating loss carryforwards (“NOLs”). Our NOLs begin to expire in 2030. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs when a corporation has undergone an “ownership change” (as determined under Section 382). Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. Any unused annual limitation may be carried over to later years. We have previously experienced an ownership change and may experience more ownership changes in the future, which would result in an annual limitation under Section 382. The limitations arising from our prior ownership change or from any ownership change that may arise in the future may prevent utilization of our NOLs prior to their expiration. Future ownership changes or regulatory changes could further limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows if we attain profitability.
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
Public health threats could have an adverse effect on our operations and financial results.
Public health threats and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world, could adversely impact our operations, the operations of our customers and the global economy.
In particular, the outbreak in 2020 of a novel coronavirus (COVID-19) has resulted in quarantines, restrictions on travel and a decrease in economic activity across the world. The COVID-19 pandemic may have a material adverse effect on the demand for hydrocarbons, the prices at which we are able to sell hydrocarbons, our ability to obtain hedges for commodities, our ability to secure capital necessary to finance our business, our ability to comply with contractual obligations and covenants, our access to key employees, advisors and personnel and our business generally. No assurance can be given that they will not have such an effect, or that any further spread of COVID-19 will not have a material adverse effect on our business, operations and financial results.

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
Historically, we have entered into a number of commodity derivative contracts in order to hedge a portion of our crude oil and natural gas production. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) provides for federal oversight of the over-the-counter (“OTC”) derivatives market and entities that participate in that market. The Dodd-Frank Act mandates that the US Commodity Futures Trading Commission (“CFTC”), the US Securities and Exchange Commission (“SEC”) and the prudential regulators adopt regulations implementing the derivatives-related provisions of the Dodd-Frank Act. While most of these regulations are already in effect, the implementation process is still ongoing and the CFTC continues to review and refine its initial rulemakings through additional interpretations and supplemental rulemakings. As a result, we cannot yet predict the ultimate effect of the regulations on our business and while most of the regulations have been adopted, any new regulations or modifications to existing regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we are limited in our use of derivatives in the future as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.
The CFTC has re-proposed position limits for certain futures and option contracts in the major energy markets, and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits, provided that various conditions are satisfied. The CFTC has also finalized a related aggregation rule that requires market participants to aggregate their positions with certain other persons under common ownership and control, unless an exemption applies, for purposes of determining whether the position limits have been exceeded. If adopted, the revised position limits rule and its finalized companion rule on aggregation may have an impact on our ability to hedge exposure to price fluctuation of certain commodities. In addition to the CFTC federal position limit regime, designated contract markets (“DCMs”) also have established position limit and accountability regimes. We may have to modify trading decisions or liquidate positions to avoid exceeding such limits or at the direction of the exchange to comply with accountability levels. Further, any such position limit regime, whether imposed at the federal-level or at the DCM-level may impose added operating costs to monitor compliance with such position limit levels, addressing accountability level concerns and maintaining appropriate exemptions, if applicable.
The CFTC has finalized other regulations, including critical rulemakings on the “swap” and “swap dealer” definitions, swap dealer registration, swap data reporting and mandatory clearing, among others. The Dodd-Frank Act and CFTC rules require that certain classes of swaps be cleared on a derivatives clearing organization and traded on a regulated exchange, unless exempt from such clearing and trading requirements, which could result in the application of certain margin requirements imposed by derivatives clearing organizations and their members. The CFTC and prudential regulators also recently adopted mandatory margin requirements for uncleared swaps entered into between swap dealers and certain other counterparties. We expect to qualify for and rely upon an end-user exception from the mandatory clearing and trade execution requirements for swaps entered into to hedge our commercial risks, in which case we would also qualify for an exemption from the uncleared swaps margin requirements. However, the application of the mandatory clearing and trade execution requirements and the uncleared swaps margin requirement to other market participants, such as swap dealers, may adversely affect the cost and availability of the swaps that we use for hedging.
In addition to the Dodd-Frank Act, the European Union and other foreign regulators have adopted and are implementing local reforms generally comparable with the reforms under the Dodd-Frank Act. Implementation and enforcement of these regulatory provisions may reduce our ability to hedge our market risks with non-US counterparties and may make transactions involving cross-border swaps more expensive and burdensome. Additionally, the lack of regulatory equivalency across jurisdictions may increase compliance costs and make it more difficult to satisfy our regulatory obligations.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Information regarding our oil and gas properties is included in Item 1. Business under Overview - Our Eagle Ford Shale Properties, Non-Core Properties, Oil and Natural Gas Data, and Oil and Natural Gas Production Prices and Costs above and in Note 2. Acquisitions and Divestitures of the Notes to our Consolidated Financial Statements included in Item 8.
In addition to the properties used in our operations, we own our corporate office building and adjacent property in Fort Worth, Texas, which we purchased for approximately $2 million.
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
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of our Class A Common Stock during the fourth quarter of 2019:

	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares that May Yet Be Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2019	3,015	$2.46	—	—
November 2019	469	$2.78	—	—
December 2019	297	$2.00	—	—
Total	3,781		—
Stock repurchases during the fourth quarter of 2019 were made in connection with delivery by our employees of shares to us to satisfy their tax withholding requirements related to the vesting of restricted shares.

Item 6. Selected Financial Data.

	Year Ended December 31,
In thousands except shares and per share amounts and otherwise noted	2019	2018	2017
Consolidated Statements of Operations data:
Oil and gas revenues	$195,152	$201,169	$94,068
Net (loss) income(1)(2)	(103,019)	19,348	(43,485)
Net (loss) income attributable to common stockholders	(111,563)	11,532	(47,453)
Net (loss) income attributable to common stockholders per share:(3)
Basic	$(4.48)	$0.29	$(2.13)
Diluted	(4.48)	0.28	(2.13)
Weighted average number of common shares outstanding:
Basic	24,875,793	24,619,730	22,252,149
Diluted	24,875,793	24,801,143	22,252,149
Consolidated Balance Sheets data (As of December 31)
Total assets (4)	$720,779	$744,112	$591,808
Total long-term liabilities	269,068	461,544	324,162
Stockholder's equity	120,887	222,547	203,690
Consolidated Statements of Cash Flows data
Cash provided by (used in)
Operating activities	$80,322	$88,072	$43,446
Investing activities	(146,292)	(219,470)	(208,743)
Financing activities	63,752	134,215	161,767
Production (average daily)
Oil (Bbls)	7,375	6,805	4,328
NGLs (Bbls)	3,749	2,239	1,069
Natural Gas (Mcf)	24,374	12,665	6,588
BOE (6:1)	15,187	11,155	6,495
Average unit sales prices, excluding impact of derivative settlements
Oil	$58.64	$67.53	$50.96
NGLs	11.45	22.60	18.48
Natural gas	2.43	3.24	2.73
Costs per BOE
Lease operating and gas gathering	$6.60	$6.39	$7.34
Production and ad valorem taxes	2.01	2.71	2.33
Depreciation, depletion and amortization	15.99	20.53	24.03
Proved oil and natural gas reserves
Oil (MBbls)	49,808	53,499	50,701
NGLs (MBbls)	24,862	19,869	10,875
Natural gas (MMcf)	155,871	120,165	71,874
MBOE (6:1)	100,648	93,396	73,555

(1)	Includes pre-tax impairments of assets of $48.4 million, $12.2 million and $33.4 for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Includes loss on extinguishment of debt of $8.6 million for the year ended December 31, 2018.

(3)	Basic and diluted earnings per share are calculated using the two-class method. See Footnote 1. Basis of Presentation in the Notes to Consolidated Financial Statements included in Item 8.

(4)
During 2019, the Pirate divestiture removed $45.4 million from oil and gas properties, and results from its operations were removed beginning March 22, 2019. During 2018, the Sooner acquisition added $38.5 million to oil and gas properties, and results from its operations were included beginning November 15, 2018.

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
Recent Developments
Market Developments
Subsequent to December 31, 2019, oil prices have declined sharply. The coronavirus outbreak has weakened demand for oil, natural gas and NGLs, and after the Organization of the Petroleum Exporting Countries (“OPEC”) and a group of oil producing nations led by Russian failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil, natural gas and NGL prices. Due to the recent oil price volatility, we recently reduced our 2020 capital program by 25% and will continue to evaluate as conditions warrant.
Going Concern Assessment
Our present level of indebtedness and the current commodity price environment present challenges to our ability to comply with the covenants in our revolving credit facility over the next twelve months and therefore substantial doubt exists that we will be able to continue as a going concern. As of December 31, 2019, we had total indebtedness of $506.2 million, including $250.0 million of Senior Notes due 2023 (the “2023 Notes”), $247.0 million under our revolving credit facility and $8.9 million under our building loan.
Specifically, we did not satisfy the consolidated current ratio covenant under our revolving credit facility as of the December 31, 2019 measurement date and such failure represents an event of default under our revolving credit facility. In addition, we do not anticipate maintaining compliance with the consolidated current ratio covenant over the next twelve months, and, accordingly, the audit report prepared by our auditors with respect to the financial statements in this Form 10-K includes an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” This would represent an additional default under the Credit Facility. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty but the outstanding amount of borrowings under the Credit Facility as of December 31, 2019 have been classified as current in the accompanying consolidated 2019 balance sheet because we do not anticipate maintaining compliance with the consolidated current ratio over the next twelve months.
We entered into the Waiver on April 7, 2020, with certain lenders and Citibank, N.A., as administrative bank, to waive the events of default relating to our failure to comply with the current ratio covenant as of December 31, 2019, to provide timely audited financial statements and to provide audited financial statements that are not subject to any “going concern” or like qualification or exception for the fiscal year ended December 31, 2019. Although we have entered into the Waiver, there is no guarantee that our lenders will agree to waive events of default or potential events of default in the future.

As we do not anticipate maintaining compliance with the consolidated current ratio covenant under our revolving credit facility over the next twelve months, we are evaluating the available financial alternatives, including obtaining alternative financing as well as seeking additional waivers or amendments to the covenants or other provisions of our revolving credit facility to address any future default. If, upon a future default, we are unable reach an agreement with our lenders or find acceptable alternative financing, the lenders under our revolving credit facility may choose to accelerate repayment, which in-turn may result in an event of default and an acceleration of the 2023 Notes due to cross-default provisions. We have concluded that these circumstances create substantial doubt regarding our ability to continue as a going concern. If we were able to reach an agreement with the lenders under our revolving credit facility so that we will likely be in compliance with the covenants of our revolving credit facility for the subsequent twelve months or are able to refinance the 2023 Notes, we believe we will be able to operate as a going concern. However, there is no guarantee that we will be able to reach any such agreement or be able to refinance the 2023 Notes.
2019 Operational Highlights
During 2019, we achieved the following operating and financial results:

•	Grew production by 36% year-over-year, averaging 15,187 BOE/d versus 11,155 BOE/d in 2018.

•	Delivered outstanding wellhead realizations during the year. Our wellhead oil price realization was $58.64 per barrel, which reflects a premium of $1.61 versus West Texas Intermediate.

•
Added a total of 19.6 MMBOE of proved reserves, which was equivalent to 353% of our 2019 production. Proved developed reserved increased 23% to 33.0 MMBOE and the PV-10 associated with our proved developed reserves was $421.4 million.

•	Drilled 17 (15.7 net) wells while utilizing a second rig for part of the year. Capital expenditures, excluding acquisitions, totaled $166.2 million.
Changes in operating results between 2019 and 2018 were primarily driven by the following:

•
Operating revenues decreased by $6.0 million, or 3%, in 2019. A decrease in commodity prices lowered operating revenues by approximately $78.7 million while an increase in production increased operating revenues by approximately $72.7 from 2018. Net realized oil differentials decreased by $1.15 per barrel from year to year.

•
On a per-BOE basis, expenses overall improved significantly in 2019. While lease operating and gas gathering expense slightly increased 3%, or $0.21 per BOE, production and ad valorem tax expense decreased 26%, or $0.70 per BOE, general and administrative ("G&A") expense decreased 24%, or $0.96 per BOE, and interest expense decreased 17%, or $1.64 per BOE.

•
Derivative financial instruments had a net loss of $30.9 million in 2019, compared to a net gain of $22.7 million in 2018, due to a decrease in the non-cash fair value adjustments between the periods of $68.3 million and $3.6 million of net cash paid for derivative settlements.

During 2019, we recognized net loss attributable to common stockholders of $111.6 million, or $4.48 per diluted common share, compared to net income attributable to common stockholders of $11.5 million, or $0.28 per diluted common share, in 2018. Our 2019 net income includes a $48.4 million impairment charge on oil and gas properties and a $33.5 million loss on sale of oil and gas properties, while our 2018 net loss includes a $12.2 million impairment charge on oil and gas properties and an $8.6 million loss on extinguishment of debt.
We generated $80.3 million of cash flow from operating activities during 2019, compared to $88.1 million during 2018, due primarily to a $6.0 million decrease in production revenues.
Pirate Divestiture
On March 22, 2019, we completed the divestiture of our Pirate assets in Wilson County for $12.3 million, before closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE/d. We recognized a loss of $33.5 million during the first quarter of 2019 in conjunction with the sale of the assets.

Operating Results
Certain of our operating results and statistics for each of the last two years are summarized below:

	Year Ended December 31,
In thousands, except per share and unit data	2019	2018
Operating results
Net (loss) income attributable to common stockholders	$(111,563)	$11,532
Net (loss) income per common share -- basic(1)	(4.48)	0.29
Net (loss) income per common share -- diluted(1)	(4.48)	0.28
Net cash provided by operating activities	80,322	88,072
Operating revenues
Oil	$157,873	$167,743
NGLs	15,668	18,471
Natural gas	21,611	14,955
Total operating revenues	$195,152	$201,169
Total production volumes by product
Oil (Bbls)	2,692,020	2,483,799
NGLs (Bbls)	1,368,340	817,431
Natural gas (Mcf)	8,896,561	4,622,815
Total barrels of oil equivalent (6:1)	5,543,120	4,071,700
Daily production volumes by product
Oil (Bbls/d)	7,375	6,805
NGLs (Bbls/d)	3,749	2,239
Natural gas (Mcf/d)	24,374	12,665
Total barrels of oil equivalent (BOE/d)	15,187	11,155
Average realized prices
Oil ($ per Bbl)	$58.64	$67.53
NGLs ($ per Bbl)	11.45	22.60
Natural gas ($ per Mcf)	2.43	3.24
Total oil equivalent, excluding the effect from hedging ($ per BOE)	35.21	49.41
Total oil equivalent, including the effect from hedging ($ per BOE)	34.15	44.34
Operating and other expenses
Lease operating and gas gathering	$36,581	$26,008
Production and ad valorem taxes	11,169	11,029
Depreciation, depletion and amortization	88,618	83,582
General and administrative	16,489	16,017
Interest expense	43,879	38,943
Operating and other expenses per BOE
Lease operating and gas gathering	$6.60	$6.39
Production and ad valorem taxes	2.01	2.71
Depreciation, depletion and amortization	15.99	20.53
General and administrative	2.97	3.93
Interest expense	7.92	9.56

(1) Basic and diluted earnings per share are calculated using the two-class method. See Footnote 1. Basis of Presentation in the Notes to Consolidated Financial Statements included in Item 8.

Production
The table below summarizes our daily production volumes for the years ended 2019 and 2018, and for each of the quarters of 2019:

	2019 Quarters				Year ended December 31,
	Q1	Q2	Q3	Q4	2019	2018	Change
Oil (Bbls/d)	6,557	7,795	7,885	7,252	7,375	6,805	8%
NGLs (Bbls/d)	2,417	2,901	4,209	5,430	3,749	2,239	67%
Natural Gas (Mcf/d)	14,391	17,601	36,019	29,195	24,374	12,665	92%
Total (BOE/d)	11,372	13,630	18,097	17,547	15,187	11,155	36%
Total production during 2019 averaged 15,187 BOE/d, an increase of 36% compared to 2018. The annual increase was primarily driven by development of our Eagle Ford acreage throughout the year, partially offset by production lost with the sale of the Pirate properties in March 2019 (approximately 200 BOE/d at the time of sale).
Our production during 2019 was 73% oil and NGLs, lower than 81% for 2018, due to certain wells brought on-line, especially at Horned Frog and Sooner, during 2019 having a higher percentage of natural gas production.
Oil, NGL and Natural Gas Revenues
The table below summarizes our production revenues for 2019 and 2018:

	Year ended December 31,
In thousands	2019	2018	Change
Oil	$157,873	$167,743	(6)%
NGLs	15,668	18,471	(15)%
Natural Gas	21,611	14,955	45%
Total operating revenues	$195,152	$201,169	(3)%
The changes in our oil, NGL and natural gas revenues are due to production quantities and commodity prices, as reflected in the following table (excluding any impact of our commodity derivative contracts):

	Year ended December 31, 2019 vs 2018
In thousands	Change in revenues	Percentage change in revenues
Change in oil, NGL and natural gas revenues due to:
Increase in production	$72,703	36%
Decrease in commodity prices	(78,720)	(39)%
Total operating revenues	$(6,017)	(3)%

Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during 2019 and 2018:

	Year ended December 31,
	2019	2018	Change
Average net realized prices:
Oil ($/Bbl)	$58.64	$67.53	(13)%
NGLs ($/Bbls)	11.45	22.60	(49)%
Natural gas ($/Mcf)	2.43	3.24	(25)%
Total ($/BOE)	35.21	49.41	(29)%
Average NYMEX differentials
Oil per Bbl	$1.61	$2.76	(42)%
Natural gas per Mcf	(0.14)	0.07	(300)%
Our average NYMEX oil differential decreased year-over-year, by $1.15 per Bbl, largely due to the decreased spread in 2019 between Louisiana Light Sweet ("LLS") prices, for which substantially all of our crude oil sales were based in 2019 and 2018, and NYMEX WTI benchmark prices.
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
The following table summarizes the net cash payments on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the years ended December 31, 2019 and 2018:

	2019		2018
In thousands, except price impact	Net cash payments	Price impact	Net cash payments	Price impact
Payments on settlements of oil derivatives	$(5,902)	$(2.19)	$(22,448)	$(9.04)
Receipts (payments) on settlements of natural gas derivatives	2,352	0.26	(175)	(0.04)
Total net commodity derivative payments	$(3,550)		$(22,623)

On an accrual basis, our realized net loss from settlements of commodity derivative contracts was $5.9 million for the year ended December 31, 2019, versus a realized net loss from settlements of commodity derivative contracts of $20.6 million for the year ended December 31, 2018. We realized an average loss of $1.06 per BOE on our oil and natural gas swaps during year ended December 31, 2019, as compared to an average loss of $5.07 per BOE for the year ended December 31, 2018.

Production Expenses
The table below presents detail of production expenses for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
In thousands, except expense per BOE:	2019	2018	Change
Production expenses:
Lease operating and gas gathering	$36,581	$26,008	41%
Production and ad valorem taxes	11,169	11,029	1%
Depreciation, depletion and amortization	88,618	83,582	6%
Production expenses per BOE:
Lease operating and gas gathering	$6.60	$6.39	3%
Production and ad valorem taxes	2.01	2.71	-26%
Depreciation, depletion and amortization	15.99	20.53	-22%
`Lease Operating and Gas Gathering
The table below provides detail of our lease operating and gas gathering expense for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
In thousands	2019	2018	Change
Lease operating	$31,925	$23,012	39%
Gas gathering, processing and transportation	4,656	2,996	55%
Total lease operating and gas gathering expense	$36,581	$26,008	41%
Lease operating expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for direct labor, water injection and disposal, utilities, materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production and ad valorem taxes.
Our total lease operating and gas gathering expenses in 2019 were $36.6 million, an increase of 41% from $26.0 million in 2018. This increase was largely due to a 36% increase in production on a per-BOE basis during 2019. On a unit-of-production basis, our lease operating expenses in 2019 were $6.60 per BOE, a slight increase of 3% from $6.39 per BOE in 2018, as we kept these expenses relatively in-line with production between the period.
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
The following table provides detail of our production and ad valorem taxes for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
In thousands	2019	2018	Change
Production taxes	$8,098	$9,242	-12%
Ad valorem taxes	3,071	1,787	72%
Total production and ad valorem tax expense	$11,169	$11,029	1%

Our total production and ad valorem taxes in 2019 were $11.2 million, a 1% increase from $11.0 million in 2018. Production taxes decreased $1.2 million, or 12%, from $9.2 million in 2018 to $8.0 million in 2019, attributable to the decrease in production revenues during that time. Ad valorem taxes increased by $1.3 million or 72%, from $1.8 million in 2018 to $3.1 million in 2019, due to higher valuations for our properties due to the continued development of our acreage during 2019.
Depreciation, Depletion, and Amortization ("DD&A")
The table below provides detail of our DD&A expense for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
In thousands	2019	2018	Change
DD&A of proved oil and gas properties	$86,867	$82,420	5%
Depreciation of other property and equipment	1,451	947	53%
Accretion of asset retirement obligations	300	215	40%
Total DD&A	$88,618	$83,582	6%
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
Our total DD&A expense increased $5.0 million, or 6%, to $88.6 million in 2019 versus $83.6 million in 2018. On a per-BOE basis, DD&A expense decreased $4.54 per BOE, or 22%, to $15.99 per BOE in 2019 from $20.53 per BOE in 2018. The lower per BOE amount in the current year is due to increased reserve volumes added in the current year relative to development costs incurred.
Impairment of Oil and Gas Properties
We evaluate impairment of proved and unproved oil and gas properties on a region basis. On this basis, certain regions may be impaired because they are not expected to recover their entire carrying value from future net cash flows.
During the fourth quarter of 2019, we recorded impairment charges totaling approximately $48.4 million for our East Region properties in Brazos County, $33.9 million of which related to proved properties and $14.5 million which related to unproved properties. These impairments resulted from recent well results as well as a deterioration of commodity prices and the operating environment in the Region. During the third quarter of 2018, we recorded an impairment charge of approximately $12.2 million related to expiring leases in southern Brazos County included in unproved properties.
It is reasonably possible that the Company's estimate of undiscounted future net cash flows may change in the future resulting in the need to impair the carrying value of its properties. See Item 1A. Risk Factors, for further discussion.
Loss on Sale of Oil and Gas Properties
On March 22, 2019, we completed the divestiture of our Pirate assets in Wilson County for $12.3 million, before closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE/d. We recognized a loss of $33.5 million during the first quarter of 2019 in conjunction with the sale of the assets.

General and Administrative Expense
G&A expense increased $0.5 million, or 3%, to $16.5 million in the year ended December 31, 2019, from $16.0 million for the year ended December 31, 2018. These increases reflect higher stock-based compensation expense for 2019 (discussed below), as well as higher salaries, bonuses and professional fees incurred during 2019. On a unit-of-production basis, G&A expense decreased 24%, or $0.96 per BOE, from $3.93 per BOE in the year ended December 31, 2018 to $2.97 per BOE in the year ended December 31, 2019.
Stock-based compensation included in G&A was $2.5 million in 2019, versus $1.9 million in 2018. This increase was related to additional grants which occurred during the second quarter of 2019.
Interest Expense
The table below provides detail of the interest expense from our various long-term obligations for the years ended December 31, 2019 and 2018:

	Year ended December 31,
In thousands	2019	2018
Interest expense on Credit Facility	$12,449	$6,500
Interest expense on 11.25% Senior Notes	28,125	27,891
Other interest expense	677	801
Total cash interest expense(1)	$41,251	$35,192
Amortization of debt issuance costs and discounts	2,628	3,751
Total interest expense	$43,879	$38,943
Per BOE:
Total cash interest expense(1)	$7.44	$8.64
Total interest expense	7.92	9.56
(1) Cash interest is presented on an accrual basis.
Our total interest expense in the year ended December 31, 2019 was $43.9 million, a 13% increase from $38.9 million in the year ended December 31, 2018. These increases are primarily due to higher borrowings on our Credit Facility (as defined below). On a unit-of-production basis, total interest expense decreased by 17%, or $1.64 per BOE, from $9.56 per BOE for the year ended December 31, 2018 to $7.92 per BOE for the year ended December 31, 2019.
See Note 9. Long-Term Debt in Notes to the Consolidated Financial Statements included in Item 8. Financial Statements for additional information about our long-term debt and interest expense.
Income Taxes
The table below provides further detail of our income tax (benefit) expense for the years ended December 31, 2019 and 2018:

In thousands, except per-BOE amounts and tax rates	Year ended December 31,
	2019	2018
Current income tax benefit	$(1,055)	$(809)
Deferred income tax (benefit) expense	(11,440)	7,601
Total income tax (benefit) expense	$(12,495)	$6,792
Average income tax (benefit) expense per BOE	$(2.25)	$1.67
Effective tax rate	(10.8)%	26.0%
Total net deferred tax liability on balance sheet at period end	$931	$12,370

As a result of the loss before income tax of $115.5 million in the year ended December 31, 2019 and net income before income tax of $26.1 million from the year ended December 31, 2018, we recorded income tax benefit of $12.5 million and income tax expense of $6.8 million in the years ended December 31, 2019 and 2018, respectively.
Our deferred tax assets exceeded our deferred tax liabilities at December 31, 2019 primarily due to tax consequences of the impairment of our Brazos properties during the fourth quarter; as a result, we established a valuation allowance against most of the deferred tax assets during the fourth quarter of 2019. With the exception of a $0.6 million deferred tax asset retained for existing refundable AMT credit carryovers we retained a full valuation allowance of $8.9 million at December 31, 2019 due to uncertainties regarding the future realization of our deferred tax assets. This deferred tax asset is included in the net deferred tax liability at December 31, 2019, which also includes deferred tax liabilities of $1.5 million for State taxes. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits is determined to be more likely than not. See Note 10. Income Taxes in Notes to the Consolidated Financial Statements included in Item 8. Financial Statements for additional information about our income taxes.
Liquidity and Capital Resources
We expect that our primary source of liquidity will be cash flows generated by operating activities and, to the extent we cure a current event of default under the Credit Facility, borrowings under our $500,000,000 Senior Secured Credit Facility (the "Credit Facility"). During 2019, we generated cash flows from operations of $80.3 million, after giving effect to $12.4 million of negative changes in cash flows from working capital.
The Company's primary needs for cash are for capital expenditures, acquisitions of oil and natural gas properties, payments of contractual obligations and working capital obligations. We have historically financed our business through cash flows from operations, borrowings under our Credit Facility and the issuance of bonds and equity offerings. As circumstances warrant, we may access the capital markets and issue equity or debt from time to time on an opportunistic basis in a continued effort to optimize our balance sheet and to fund our operations and capital expenditures in the future, dependent upon market conditions and available pricing. Uses of such proceeds may include repayment of our debt, development or acquisition of additional acreage or proved properties, and general corporate purposes. There can be no assurance that future funding transactions will be available on favorable terms, or at all, and we therefore cannot guarantee the outcome of any such transactions.
Subsequent to December 31, 2019, oil prices have declined sharply in response to drastic price cutting and increased production by Saudi Arabia coupled with reduced demand caused by the global coronavirus outbreak.
At December 31, 2019, we had $3.1 million in cash and cash equivalents and approximately $42.6 million of availability under our Credit Facility. At April 6, 2020, we had approximately $21.6 million of availability under our credit facility. It is reasonably possible that the borrowing base under our Credit Facility will decrease as a result of this next redetermination, which could lead to a deficiency and require us to prepay the deficiency over six months beginning within 45 days of the election notice. However, we did not satisfy the consolidate current ratio covenant under the Credit Facility as of the December 31, 2019 measurement date. Such a failure represents an event of default under the Credit Facility and we do not anticipate maintaining compliance with the consolidated current ratio over the next twelve months. Accordingly, there is substantial doubt about our ability to continue as a going concern, and the report of our independent registered public accounting firm that accompanies our audited consolidated financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.
As we do not anticipate maintaining compliance with the consolidated current ratio covenant under our revolving credit facility over the next twelve months, we are evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers or amendments to the covenants or other provisions of our revolving credit facility to address any future default. If, upon a future default, we are unable reach an agreement with our lenders or find acceptable alternative financing, the lenders under our revolving credit facility may choose to accelerate repayment, which in turn may result in an event of default and an acceleration of the 2023 Notes. If our lenders or our noteholders accelerate the payment of amounts outstanding under our revolving credit facility or the 2023 Notes, respectively, we do not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. We could attempt to obtain additional sources of capital from asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity swaps, or any combination thereof. However, we cannot provide any assurances that we will be successful in obtaining capital from such transactions on acceptable terms, or at all, and if we fail to obtain sufficient additional capital to repay the outstanding indebtedness and provide sufficient liquidity to meet our operating needs, it may be necessary for us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”), or an involuntary petition for bankruptcy may be filed against us.

We have concluded that these circumstances create substantial doubt regarding our ability to continue as a going concern. To continue as a going concern, we must make payments on our debt as they come due and comply with the covenants in the agreements governing our indebtedness or, if we fail to do so, to (i) negotiate and obtain waivers of or forbearances with respect to any defaults that occur with respect to our indebtedness, (ii) amend, replace, refinance or restructure any or all of the agreements governing our indebtedness, including our revolving credit facility and 2023 Notes, and/or (iii) otherwise secure additional capital. In addition, if we were able to reach an agreement with the lenders under our revolving credit facility so that we will likely be in compliance with the covenants of our revolving credit facility for the subsequent twelve months or are able to refinance the 2023 Notes, we believe we will be able to operate as a going concern. However, there is no guarantee that we will be able to reach any such agreement or be able to refinance the 2023 Notes.
Cash flows for the years ended December 31, 2019 and 2018 are presented below:

In thousands	Year ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$80,322	$88,072
Investing activities	(146,292)	(219,470)
Financing activities	63,752	134,215
Net change in cash	$(2,218)	$2,817
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $7.8 million, from $88.1 million provided in the year ended December 31, 2018 to $80.3 million provided in the year ended December 31, 2019. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $4.6 million. Changes in our operating assets and liabilities between the year ended December 31, 2018 and the year ended December 31, 2019 resulted in a net decrease of approximately $12.4 million in net cash provided by operating activities for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

Net Cash Used in Investing Activities
Net cash used in investing activities decreased $73.2 million, from $219.5 million used in the year ended December 31, 2018 to $146.3 million used in the year ended December 31, 2019. This decrease is primarily due to lower drilling and development costs in 2019 and proceeds received in March 2019 for the sale of the Pirate properties.

Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased $70.4 million, from $134.2 million provided in the year ended December 31, 2018 to $63.8 million provided in the year ended December 31, 2019. This decrease primarily results from lower borrowings from our Credit Facility during 2019.
Debt
Senior Secured Credit Facility
In July 2015, through our subsidiary, Lonestar Resources America, Inc. ("LRAI"), we entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”), which has a maturity date of November 15, 2023. As of December 31, 2019, $247.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility for the year was 5.28%. Borrowing availability was $42.6 million as of December 31, 2019, which reflects $0.4 million of letters of credit outstanding.

The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base under the Credit Facility. As of December 31, 2019, the borrowing base and lender commitments for the Credit Facility was $290 million. The borrowing base under the Credit Facility is determined semi-annually as of May 1 and November 1 and the next borrowing base redetermination will be May 1, 2020. Given current market conditions, it is reasonably possible that the borrowing base will decrease as a result of this next redetermination.
Borrowings under the Credit Facility, at our election, bear interest at either: (i) an alternate base rate (“ABR”) equal to the higher of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% per annum, and (c) the adjusted LIBO rate of a three-month interest period on such day plus 1.0%; or (ii) the adjusted LIBO rate, which is the rate stated on Reuters screen LIBOR1 page, for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in clauses (i) and (ii) above, an applicable margin ranging from 1.0% to 2.0% for ABR loans and from 2.0% to 3.0% for adjusted LIBO rate loans.
Subject to certain permitted liens, our obligations under the Credit Facility have been secured by the grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries (currently 90%).
The Credit Facility contains certain financial performance covenants, as defined in the Credit Facility, including the following:

•	A maximum debt to EBITDAX ratio of 4.0 to 1.0, and

•	A current ratio of not less than 1.0 to 1.0.
We were not in compliance with the terms of the Credit Facility as of December 31, 2019 because we did not satisfy the consolidated current ratio at that time and the audit report prepared by our auditors with respect to the financial statements in this Form 10-K includes an explanatory paragraph expressing uncertainty as to our ability to continue as a "going concern." Such failures represent events of default under our revolving credit facility which the lenders waived pursuant to the Waiver. However, as we do not anticipate maintaining compliance with the consolidated current ratio covenant under our Credit Facility over the next twelve months, we are evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers or amendments to the covenants or other provisions of our revolving credit facility to address future defaults.
Seventh Amendment
In January 2018, we entered into the Limited Waiver, Borrowing Base Redetermination Agreement, and Amendment No. 7 to the Credit Agreement (the "Seventh Amendment"), which (i) maintained the borrowing base of $160 million until the next redetermination date; (ii) waived the borrowing base redetermination that would otherwise have occurred in connection with the incurrence of the 11.25% Senior Notes (see below), and (iii) amended certain other provisions of the Credit Facility.
Eighth Amendment
In May 2018, we entered into the Borrowing Base Redetermination Agreement and Amendment No. 8 to Credit Agreement (the "Eighth Amendment"), which (i) increased the borrowing base from $160 million to $190 million and (ii) reallocated the commitments and outstanding loans among lenders.
Ninth Amendment
In November 2018, we entered into the Ninth Amendment and Joinder (the "Ninth Amendment"), which (i) increased the borrowing base from $190 million to $275 million; (ii) extended the maturity date of the Credit Facility to November 15, 2023, and (iii) amended certain other provisions of the Credit Facility.
Tenth Amendment
In June 2019, we entered into the Borrowing Base Redetermination and Tenth Amendment to Credit Agreement (the "Tenth Amendment"), which (i) increased the borrowing base from $275 million to $290 million and (ii) amended certain other provisions of the Credit Facility.

Waiver and Eleventh Amendment
Effective April 7, 2020, we entered into the Waiver to waive events of default arising from our failure to comply with the consolidated current ratio as of December 31, 2019, to timely provide audited financial statements and to provide financial statements that are not subject to any “going concern” or like qualification or exception for the fiscal year ended December 31, 2019. Although we have entered into the Waiver to address such events of default, there is no guarantee that our lenders will agree to waive events of default or potential events of default in the future. Accordingly, the amounts outstanding under the Credit Facility as of December 31, 2019 have been classified as current on the accompanying 2019 Consolidated Balance Sheet.
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
The indenture contains certain restrictions on the Company’s ability to incur additional debt, pay dividends on the Company’s common stock, make investments, create liens on the Company’s assets, engage in transactions with affiliates, transfer or sell assets, consolidate or merge, or sell substantially all of the Company’s assets. The indenture also contains cross-default provisions for defaults of the Company's other debt instruments, including the Credit Facility, caused by payment default or events which cause the acceleration of repayment prior to the stated maturity of such instrument.
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
Capital Expenditures
Historical capital expenditures
The table below summarizes our cash capital expenditures incurred for the year ended December 31, 2019:

In thousands	December 31, 2019
Acquisition of oil and gas properties	$5,642
Development of oil and gas properties	148,438
Purchases of other property and equipment	3,682
Total capital expenditures, net	$157,762

For the year ended December 31, 2019, our capital expenditures were funded with $80.3 million of cash flow from operations, with additional funds provided by borrowings on our Credit Facility and proceeds from the sale of our Pirate properties in March 2019.
2020 Capital Spending
We currently anticipate that our full-year 2020 capital budget, excluding acquisitions, will be approximately $80 million to $85 million. This program will allow for the drilling of a range of 10 gross (8.5 net) wells to 12 gross (10.5 net) wells and the completion of a range of 13 gross (11.5 net) wells, all of which will be in our Eagle Ford position in South Texas. Our 2020 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital that we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated wells, our drilling results, other opportunities that may become available to us and our ability to obtain capital.
Off-Balance Sheet Arrangements
We have operating leases relating to office space and other minor equipment leases. At December 31, 2019, we had a total of $0.4 million of letters of credit outstanding under our Credit Facility. From time-to-time, we enter into other off-balance sheet arrangements and transactions that give rise to off-balance sheet obligations, including non-operated drilling commitments, termination obligations under rig contracts, frac spread contracts, firm transportation, gathering, processing and disposal commitments, and contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices. See Note 14. Commitments and Contingencies in Notes to Consolidated Financial Statements in Item 8. Financial Statements for more information.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires that we select certain accounting policies and make certain estimates and judgments regarding the application of those policies.  Our significant accounting policies are included in Note 1. Basis of Presentation, of the Notes to Consolidated Financial Statements in Item 8. Financial Statements.  These policies, along with the underlying assumptions and judgments by our management in their application, have a significant impact on our consolidated financial statements.  Following is a discussion of our most critical accounting estimates, judgments and uncertainties that are inherent in the preparation of our financial statements.
Estimates of Reserve Quantities
Reserve estimates are inexact and may change as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of such data, as well as the projection of future rates of production and timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. Accordingly, there can be no assurance that ultimately, the reserves will be produced, nor can there be assurance that the proved undeveloped reserves will be developed within the period anticipated. All reserve reports prepared by the independent third-party reserve engineers are reviewed by our senior management team, including the Chief Executive Officer and Senior Vice President-Operations. Estimated reserves are often subject to future revisions, certain of which could be substantial, based on the availability of additional information, including reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions in reserve quantities. Reserve revisions will inherently lead to adjustments of DD&A rates. We cannot predict the types of reserve revisions that will be required in future periods. A 10% increase or decrease in our estimates of total proved reserves at December 31, 2019 would have decreased or increased our DD&A expense of proved oil and gas properties by approximately $2.2 million or 2.5%, or $2.7 million or 3.1%, respectively, for the year ended December 31, 2019. Given recent market conditions, it is reasonably possible that the Company's reserves could decrease in future periods due to price decreases and any curtailment of the Company's development plans, which could result in the recording of impairments of the Company's oil and natural gas properties.

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
On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and any gain or loss is recognized. On the sale or retirement of a partial unit of a proved property, a pro-rata portion of the cost and related accumulated depreciation, depletion and amortization may be eliminated from the property accounts if the field depletion rate is significantly altered.
Impairment of Long-Lived Assets
The carrying value of proved oil and gas properties and other related property and equipment are periodically evaluated under the provisions of Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. ASC 360 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. Judgments and assumptions are inherent in management’s estimate of undiscounted future cash flows and an asset’s fair value. These judgments and assumptions include such matters as the estimation of oil and gas reserve quantities, risks associated with the different categories of oil and gas reserves, the timing of development and production, expected future commodity prices, capital expenditures, production costs, and appropriate discount rates.
The Company evaluates impairment of proved and unproved oil and gas properties on a region-level basis. On this basis, certain regions may be impaired because they are not expected to recover their entire carrying value from future net cash flows. Given current market conditions, it is reasonably possible that the Company's estimate of undiscounted future net cash flows may change in the future resulting in the need to impair the carrying value of its oil and natural gas properties.

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
Recently Issued Accounting Pronouncements
See Note 1. Basis of Presentation of the Notes to Consolidated Financial Statements in Item 8. Financial Statements for discussion of the recent accounting pronouncements.
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
The following table shows the fair value of our derivative contracts and the hypothetical result from a 10% change in commodity prices as of December 31, 2019. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks could be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Fair Value
(in thousands)	Fair Value	10% Increase In Commodity Price	10% Decrease In Commodity Price
Swaps	$(3,613)	$(28,035)	$23,156
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

Interest Rate Risk
As of December 31, 2019, we had $247.0 million outstanding under the Credit Facility, which is subject to floating market rates of interest. Borrowings under the Credit Facility bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increase in this interest rate can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31, 2019, a 100-basis-point change in interest rates would change our annualized interest expense by approximately $2.5 million.
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
Item 8. Financial Statements and Supplementary Data.
The financial statements and supplementary information required by this Item appears on pages F-1 through F-34 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal year 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, our Chief Executive Officer and our Chief Accounting Officer concluded that our internal control over financial reporting was effective, as of December 31, 2019, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Information about our Executive Officers and Directors
The following table provides information regarding the Company’s executive officers and directors (ages are as of April 6, 2020):

Name	Position	Age
Frank D. Bracken, III	Chief Executive Officer and Director	56
Barry D. Schneider	Chief Operating Officer	57
Jason N. Werth	Chief Accounting Officer	44
Thomas H. Olle	Vice President - Reservoir Engineering	65
Jana Payne	Vice President - Geosciences	58
Gregory R. Packer	Vice President - General Counsel & Corporate Secretary	40
John Pinkerton	Chairman	66
Henry Ellis	Director	70
Daniel R. Lockwood	Director	62
Matthew B. Ockwood	Director	36
Stephen H. Oglesby	Director	70
Phillip Z. Pace	Director	56
Randy L. Wolsey	Director	70
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
The remainder of the response to this item is contained in the Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(a)(3)	Exhibits
The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
		Form	File No.	Exhibit
2.1	Scheme Implementation Agreement, by and between Lonestar Resources US Inc. and Lonestar Resources Limited, executed on December 28, 2015	10-12B	001-37670	2.1	12/31/15
3.1	Certificate of Incorporation of Lonestar Resources US Inc.	10-12B	001-37670	3.1	12/31/15
3.2	Certificate of Amendment to the Certificate of Incorporation of Lonestar Resources US Inc.	10-K	001-37670	3.2	3/23/17
3.3	Certificate of Amendment to Certificate of Incorporation of Lonestar Resources US Inc., dated May 24, 2017	8-K	001-37670	3.1	5/26/17
3.4	Amended and Restated Bylaws of Lonestar Resources US Inc.	8-K	001-37670	3.1	4/7/17
3.5	Certificate of Designations of Series B Convertible Preferred Stock	8-K	001-37670	3.1	6/21/17
3.6	Certificate of Designations of Series A-1 Convertible Participating Preferred Stock	8-K	001-37670	3.2	6/21/17
3.7	Certificate of Designations of Series A-2 Convertible Participating Preferred Stock	8-K	001-37670	3.3	6/21/17
4.1	Registration Rights Agreement dated August 2, 2016 by and among Lonestar Resources US Inc., Leucadia National Corporation and Juneau Energy, LLC.	8-K	001-37670	4.1	8/3/16
4.2	Amendment No. 1, dated June 15, 2017, to the Registration Rights Agreement by and among Lonestar Resources US Inc., Leucadia National Corporation and Juneau Energy, LLC (n/k/a JETX Energy, LLC)	8-K	001-37670	4.4	6/21/17
4.3	Registration Rights Agreement, dated as of June 15, 2017, by and between Lonestar Resources US Inc. and SN UR Holdings, LLC	8-K	001-37670	4.2	6/21/17
4.4	Registration Rights Agreement, dated as of June 15, 2017, by and between Lonestar Resources US Inc. and Chambers Energy Capital III, LP	8-K	001-37670	4.3	6/21/17
4.5	Indenture, dated as of January 4, 2018, by and among Lonestar Resources America Inc., the subsidiary guarantors named therein and UMB Bank, N.A. as Trustee.	8-K	001-37670	4.1	1/9/18
4.6	Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.					*
10.1	Amended and Restated Securities Purchase Agreement by and between Lonestar Resources US Inc., and Chambers Energy Capital III, LP, dated June 15, 2017	8-K	001-37670	10.1	6/21/17
10.2	Credit Agreement, dated July 28, 2015, among Lonestar Resources America Inc., Citibank, N.A., as Administrative Agent, and the guarantors and lenders party thereto.	10-12B	001-37670	10.3	12/31/15
10.3	First Amendment to Credit Agreement, dated effective April 29, 2016, among Lonestar Resources America Inc., Citibank, N.A., as Administrative Agent, and the guarantors and lenders party thereto.	10-12B/A	001-37670	10.5	6/9/16

10.4	Second Amendment to Credit Agreement, dated effective May 19, 2016, among Lonestar Resources America Inc., Citibank, N.A., as Administrative Agent, and the guarantors and lenders party thereto.	10-12B/A	001-37670	10.6	6/9/16
10.5	Third Amendment to Credit Agreement and Limited Waiver, dated effective July 27, 2016, among Lonestar Resources America Inc., Citibank, N.A., as Administrative Agent, and the guarantors and lenders party thereto.	8-K	001-37670	10.1	8/2/16
10.6	Fourth Amendment to Credit Agreement dated effective November 23, 2016, among Lonestar Resources America Inc., Citibank N.A., as administrative agent, and lenders party thereto.	10-K/A	001-37670	10.7	11/2/18
10.7	Fifth Amendment to Credit Agreement and Limited Waiver dated effective December 29, 2016, among Lonestar Resources America Inc., Citibank, N.A., as administrative agent and lenders party thereto.	10-K/A	001-37670	10.8	11/2/18
10.8	Sixth Amendment and Joinder dated June 15, 2017 to the Credit Agreement dated July 28, 2015 by and among Lonestar Resources America, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., Inc. as administrative agent and issuing bank.	8-K	001-37670	10.2	6/21/17
10.9	Limited Waiver, Borrowing Base Redetermination and Amendment No. 7 to Credit Agreement, dated as of January 4, 2018, by and among Lonestar Resources America Inc., the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent and issuing bank.	8-K	001-37670	10.1	1/9/18
10.10	Borrowing Base Redetermination Agreement and Amendment No. 8 to Credit Agreement.	8-K	001-37670	10.1	5/24/18
10.11	Limited Waiver Agreement, dated as of March 28, 2018, among Lonestar Resources America Inc., the guarantor parties hereto, Citibank, N.A., as administrative agent and issuing bank, and lenders party thereto.	10-K/A	001-37670	10.11	11/2/18
10.12	Ninth Amendment and Joinder to Credit Agreement dated November 15, 2018, among Lonestar Resources America Inc., the Guarantors party hereto, Citibank, N.A, as administrative agent and issuing bank, and lenders party thereto.	8-K	001-37670	10.1	11/19/18
10.13†	Lonestar Resources US Inc. Amended and Restated 2016 Incentive Plan, as amended and restated as of May 28, 2019	8-K	001-37670	10.1	5/28/19
10.14	Borrowing Base Redetermination and Tenth Amendment to Credit Agreement	8-K	001-37670	10.1	6/18/19
10.15	Limited Waiver and Eleventh Amendment to Credit Agreement					*
21.1	List of subsidiaries of Lonestar Resources US Inc.					*
23.1	Consent of BDO USA, LLP					*
23.2	Consent of W.D. Von Gonten & Co.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Accounting Officer					**
99.1	Report of W.D. Von Gonten & Co. regarding the Company’s estimated proved reserves as of December 31, 2018, dated February 19, 2019	10-K	001-37670	99.2	3/13/19
99.2	Report of W.D. Von Gonten & Co. regarding the Company’s estimated proved reserves as of December 31, 2019, dated February 12, 2020					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.

**	Furnished herewith

†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONESTAR RESOURCES US INC.

April 13, 2020	/s/ Frank D. Bracken, III
Frank D. Bracken, III
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Frank D. Bracken, III	Chief Executive Officer and Director	April 13, 2020
Frank D. Bracken, III	(Principal Executive Officer)

/s/ Jason N. Werth	Chief Accounting Officer	April 13, 2020
Jason N. Werth	(Principal Financial and Accounting Officer)

/s/ John Pinkerton	Chairman of the Board	April 13, 2020
John Pinkerton

/s/ Henry B. Ellis	Director	April 13, 2020
Henry B. Ellis

/s/ Daniel R. Lockwood	Director	April 13, 2020
Daniel R. Lockwood

/s/ Matthew B. Ockwood	Director	April 13, 2020
Matthew B. Ockwood

/s/ Stephen H. Oglesby	Director	April 13, 2020
Stephen H. Oglesby

/s/ Phillip Z. Pace	Director	April 13, 2020
Phillip Z. Pace

/s/ Randy L. Wolsey	Director	April 13, 2020
Randy L. Wolsey

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lonestar Resources US Inc.
Fort Worth, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lonestar Resources US, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company did not satisfy certain covenants under the Company’s revolving credit facility as of December 31, 2019 and does not anticipate maintaining compliance with the consolidated current ratio covenant over the next twelve months, which could lead to acceleration of the Company’s debt obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Dallas, Texas
April 13, 2020

PART I—FINANCIAL INFORMATION
Item 8. Financial Statements.
Lonestar Resources US Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$3,137	$5,355
Accounts receivable
Oil, natural gas liquid and natural gas sales	15,991	15,103
Joint interest owners and other, net	1,310	4,541
Related parties	—	301
Derivative financial instruments	5,095	15,841
Prepaid expenses and other	2,208	1,966
Total current assets	27,741	43,107
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	1,050,168	960,711
Unproved properties	76,462	81,850
Other property and equipment	21,401	17,727
Less accumulated depreciation, depletion, amortization and impairment	(464,671)	(369,529)
Property and equipment, net	683,360	690,759
Accounts receivable related party	5,816	—
Derivative financial instruments	1,754	7,302
Other non-current assets	2,108	2,944
Total assets	$720,779	$744,112
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$33,355	$18,260
Accounts payable – related parties	189	181
Oil, natural gas liquid and natural gas sales payable	14,811	13,022
Accrued liabilities	26,905	28,128
Derivative financial instruments	8,564	430
Current maturities of long-term debt	247,000	—
Total current liabilities	330,824	60,021
Long-term liabilities
Long-term debt	255,068	436,882
Asset retirement obligations	7,055	7,195
Deferred tax liability, net	931	12,370
Equity warrant liability	129	366
Equity warrant liability - related parties	235	689
Derivative financial instruments	1,898	21
Other non-current liabilities	3,752	4,021
Total long-term liabilities	269,068	461,544
Commitments and contingencies (Note 14)
Stockholders’ equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 24,945,594 and 24,645,825 issued and outstanding, respectively	142,655	142,655
Series A-1 convertible participating preferred stock, $0.001 par value, 100,328 and 91,784 shares issued and outstanding, respectively	—	—
Additional paid-in capital	175,738	174,379
Accumulated deficit	(197,506)	(94,487)
Total stockholders’ equity	120,887	222,547
Total liabilities and stockholders’ equity	$720,779	$744,112
See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Revenues
Oil sales	$157,873	$167,743
Natural gas liquid sales	15,668	18,471
Natural gas sales	21,611	14,955
Total revenues	195,152	201,169
Expenses
Lease operating and gas gathering	36,581	26,008
Production and ad valorem taxes	11,169	11,029
Depreciation, depletion and amortization	88,618	83,582
Loss on sale of oil and gas properties	33,508	—
Impairment of oil and gas properties	48,412	12,169
General and administrative	16,489	16,017
Acquisition costs and other	1,840	1,821
Total expenses	236,617	150,626
(Loss) income from operations	(41,465)	50,543
Other income (expense)
Interest expense	(43,879)	(38,943)
Unrealized gain on warrants	691	416
(Loss) gain on derivative financial instruments	(30,861)	22,744
Loss on extinguishment of debt	—	(8,620)
Total other expense, net	(74,049)	(24,403)
(Loss) income before income taxes	(115,514)	26,140
Income tax benefit (expense)	12,495	(6,792)
Net (loss) income	(103,019)	19,348
Preferred stock dividends	(8,544)	(7,816)
Net (loss) income attributable to common stockholders	$(111,563)	$11,532

Net (loss) income per common share attributable to common stockholders
Basic	$(4.48)	$0.29
Diluted	$(4.48)	$0.28

Weighted Average Shares Outstanding
Basic	24,875,793	24,619,730
Diluted	24,875,793	24,801,143
See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Class A Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	24,506,647	$142,655	83,968	$—	$174,871	$(113,836)	$203,690
Shares issued pursuant to stock-based compensation plan	139,178	—	—	—	(601)	—	(601)
Retirement of Class B Common Stock	—	—	—	—	(10)	—	(10)
Payment-in-kind dividends	—	—	7,816	—	—	—	—
Stock-based compensation	—	—	—	—	119	—	119
Net income	—	—	—	—	—	19,348	19,348
Balances at December 31, 2018	24,645,825	$142,655	91,784	$—	$174,379	$(94,487)	$222,547
Shares issued pursuant to stock-based compensation plan	299,769	—	—	—	—	—	—
Payment-in-kind dividends	—	—	8,544	—	—	—	—
Stock-based compensation	—	—	—	—	1,359	—	1,359
Net loss	—	—	—	—	—	(103,019)	(103,019)
Balances at December 31, 2019	24,945,594	$142,655	100,328	$—	$175,738	$(197,506)	$120,887
See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(103,019)	$19,348
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, depletion and amortization	88,618	83,582
Stock-based compensation	1,822	1,707
Stock-based payments	—	(601)
Deferred taxes	(11,440)	7,601
Loss (gain) on derivative financial instruments	30,861	(22,744)
Settlements of derivative financial instruments	(3,550)	(22,623)
Impairment of oil and natural gas properties	48,412	12,169
Loss on sale or abandonment of property and equipment	34,560	170
Non-cash interest expense	2,652	5,194
Unrealized gain on warrants	(691)	(416)
Changes in operating assets and liabilities
Accounts receivable	(4,481)	(5,391)
Prepaid expenses and other assets	(623)	(3,296)
Accounts payable and accrued expenses	(2,799)	13,372
Net cash provided by operating activities	80,322	88,072

Cash flows from investing activities
Acquisition of oil and gas properties	(5,642)	(45,539)
Development of oil and gas properties	(148,438)	(171,413)
Proceeds from sales of oil and gas properties	11,470	—
Purchases of other property and equipment	(3,682)	(2,518)
Net cash used in investing activities	(146,292)	(219,470)

Cash flows from financing activities
Proceeds from borrowings	139,000	423,745
Payments on borrowings	(75,248)	(289,520)
Repurchase and retirement of Class B Common Stock	—	(10)
Net cash provided by financing activities	63,752	134,215

Increase in cash and cash equivalents	(2,218)	2,817
Cash and cash equivalents, beginning of the period	5,355	2,538
Cash and cash equivalents, end of the period	$3,137	$5,355

Supplemental information:
Cash paid for taxes	$38	$1,242
Cash paid for interest	41,217	24,395
Non-cash investing and financing activities:
Asset retirement obligation	$(440)	$1,331
Increase (decrease) in liabilities for capital expenditures	17,993	(4,603)
See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation
Organization and Nature of Operations
Lonestar Resources US Inc. ("Lonestar” or the "Company") is a Delaware corporation whose common stock is listed and traded on the Nasdaq Global Select Market under the symbol "LONE”. Lonestar is an independent oil and natural gas company focused on the exploration, development and production of unconventional oil, natural gas liquids and natural gas in the Eagle Ford Shale play in South Texas.
Going Concern Assessment
The Company did not satisfy the consolidated current ratio covenant under the Company’s Credit Facility (as defined below) as of the December 31, 2019 measurement date and such failure represents an event of default under the Company's revolving credit facility. The Company received a waiver for such failure but does not anticipate maintaining compliance with the consolidated current ratio covenant over the next twelve months.
As the Company does not anticipate maintaining compliance with the consolidated current ratio covenant under its revolving credit facility over the next twelve months, it is evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers or amendments to the covenants or other provisions of our revolving credit facility to address any future default. If, upon a future default, the Company is unable reach an agreement with its lenders or find acceptable alternative financing, the lenders under the Company's revolving credit facility may choose to accelerate repayment, which in turn may result in an event of default and an acceleration of the 11.25% Senior Notes (as defined below). If the Company's lenders or its noteholders accelerate the payment of amounts outstanding under its Credit Facility or the 11.25% Senior Notes, respectively, it does not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. The Company could attempt to obtain additional sources of capital from asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity swaps, or any combination thereof. However, the Company cannot provide any assurances that it will be successful in obtaining capital from such transactions on acceptable terms, or at all, and if the Company fails to obtain sufficient additional capital to repay the outstanding indebtedness and provide sufficient liquidity to meet its operating needs, it may be necessary for the Company to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”), or an involuntary petition for bankruptcy may be filed against the Company.
The Company has concluded that these circumstances create substantial doubt regarding its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Concentrations and Credit Risk
Lonestar's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and derivative receivables (see Note 3. Commodity Price Risk Activities). The Company places its cash and cash equivalents with reputable financial institutions. At times, the balances deposited may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not incurred any losses related to amounts in excess of FDIC limits.
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
For the year ended December 31, 2019, oil, NGL and natural gas revenues from Shell Trading (US) Company, Texla Energy Management, Enterprise Crude Oil LLC, Ace Gathering, Inc., GulfMark Energy, Inc. and NGL Crude Logistics LLC represented 23%, 17%, 16%, 14%, 13% and 10%, respectively, of total revenues. For the year ended December 31, 2018, oil, NGL and natural gas revenues from Enterprise Crude Oil LLC, Vitol Inc., Shell Trading (US) Company, Texla Energy Management, Inc. and NGL Crude Logistics LLC, represented 27%, 16%, 15%, 15%, and 11%, respectively, of total revenues.
As of December 31, 2019, receivables relating to oil, NGL and natural gas sales from Texla Energy Management, Ace Gathering, Inc. and Shell Trading (US) Company, represented 59%, 13% and 11% of total receivables. As of December 31, 2018, receivables relating to oil, NGL and natural gas sales from Enterprise Crude Oil LLC, Phillips 66, Shell Trading (US) Company and NGL Crude Logistics LLC represented 37%, 23%, 22%, and 10%, respectively, of total receivables.
Oil and Natural Gas Properties
Lonestar uses the successful efforts method of accounting to account for its oil and natural gas properties. Under this method, costs of acquiring properties, costs of drilling successful exploration wells, and development costs are capitalized. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. The Company’s policy is to expense the costs of such exploratory wells if a determination of proved reserves has not been made within a 12-month period after drilling is complete. As of December 31, 2019, the Company did not have any capitalized exploratory well costs that were pending determination of proved reserves. All costs related to development wells, including related production equipment and lease acquisition costs, are capitalized when incurred, whether productive or nonproductive.

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
On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and any gain or loss is recognized. On the sale or retirement of a partial unit of a proved property, a pro-rata portion of the cost and related accumulated depreciation, depletion and amortization may be eliminated from the property accounts if the field depletion rate is significantly altered.
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
The Company evaluates impairment of proved and unproved oil and gas properties on a region basis. On this basis, certain regions may be impaired because they are not expected to recover their entire carrying value from future net cash flows. As a result of this evaluation, the Company recorded impairment of unproved oil and gas properties of approximately $14.5 million and $12.2 million for the years ended December 31, 2019 and 2018, respectively, and impairment of proven oil and gas properties of $33.9 million for the year ended December 31, 2019. If pricing remains depressed, it is reasonably likely that the Company may have to record impairment of its oil and gas properties subsequent to December 31, 2019.
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

Revenue Recognition
Lonestar recognizes revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer, using a five-step process, in accordance with ASC 606, Revenue from Contracts with Customers. See Note 5. Revenue Recognition.
Derivatives
The Company utilizes oil and natural gas derivative contracts to mitigate its exposure to commodity price risk associated with its future oil and natural gas production. These derivative contracts have historically consisted of fixed-price swaps, basis swaps, and collars. We do not apply hedge accounting; accordingly, all derivatives are recorded in the accompanying consolidated balance sheets at estimated fair value. The Company recognizes all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they occur. See Note 3. Commodity Price Risk Activities for more information.
Income Taxes
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
The Company evaluates uncertain tax positions, which requires significant judgments and estimates regarding the recoverability of deferred tax assets, the likelihood of the outcome of examinations of tax positions that may or may not be currently under review, and potential scenarios involving settlements of such matters. Changes in these estimates could materially impact the consolidated financial statements. No liability for material uncertain tax positions existed as of December 31, 2019 or 2018.
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
Net (Loss) Income per Common Share
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
Basic earnings per share is computed by dividing the allocated net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

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
The following is a reconciliation of basic and diluted earnings per share:

In thousands, except shares and per-share data	Year ended December 31,
	2019	2018
Numerator - Basic
Total net (loss) income attributable to common stockholders	$(111,563)	$11,532
Less: allocation to participating securities	—	(4,270)
Net (loss) income allocated to common stockholders - basic	$(111,563)	$7,262

Numerator - Diluted
Net (loss) income allocated to common stockholders - basic	$(111,563)	$7,262
Unrealized gain on Warrants, net of income tax	—	(329)
Net (loss) income allocated to common stockholders - diluted	$(111,563)	$6,933

Denominator
Weighted average number of common shares - basic	24,875,793	24,619,730
Warrants converted under the Treasury Stock method	—	181,413
Weighted average number of common shares - diluted	24,875,793	24,801,143

Earnings per share
Basic	$(4.48)	$0.29
Diluted	$(4.48)	$0.28
The following weighted average securities could potentially dilute earnings per share for the periods indicated, but were excluded from the computation of diluted net (loss) income per share, as their effect would have been antidilutive:

	Year ended December 31,
	2019	2018
Preferred stock	15,828,683	14,480,730
Warrants	760,000	—
Stock appreciation rights	1,010,000	922,945
Restricted stock units	1,555,676	847,542

Recent Accounting Pronouncements
Leases. In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02"). The standard requires lessees to recognize a right of use asset ("ROU asset") and lease liability on the balance sheet for the rights and obligations created by leases. ASU 2016-02 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), which provides for an alternative transition method by allowing entities to initially apply the new leases standard at the adoption date, January 1, 2019, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted these standards on January 1, 2019. See Note 4. Leases for more information.

Note 2. Acquisitions and Divestitures
Pirate Divestiture
On March 22, 2019, Lonestar completed the divestiture of its Pirate assets in Wilson County for an adjusted cash purchase price of $11.5 million, after closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE/d. The Company recognized a loss of $33.5 million during the first quarter of 2019 in conjunction with the sale of the assets.
Sooner Acquisition
On November 15, 2018, Lonestar completed the acquisition of oil and gas properties in the Sugarkane Field in DeWitt County, Texas, for $38.7 million, before closing adjustments, from Sabine Oil & Gas Corporation and Alerion Gas AXA, LLC (the “Sooner Acquisition”). The acquisition was financed with funds available from the Company's Credit Facility, as well as cash from operations. The Sooner Acquisition was accounted for as an asset acquisition. As such, the properties were recorded based on the fair value of the total consideration transferred on the acquisition date, and all of the value of the transaction was allocated to proved oil and gas properties. Transaction costs of $0.3 million were capitalized as a component of the cost of the assets acquired.
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
Note 3. Commodity Price Risk Activities
Lonestar enters into certain commodity derivative instruments to mitigate commodity price risk associated with a portion of its future oil and natural gas production and related cash flows. The oil and natural gas revenues and cash flows are affected by changes in commodity product prices, which are volatile and cannot be accurately predicted. The objective for entering into these commodity derivatives is to protect the operating revenues and cash flows related to a portion of the future oil and natural gas sales from the risk of significant declines in commodity prices, which helps ensure the Company’s ability to fund the capital budget.
Inherent in Lonestar's fixed price contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company. As of December 31, 2019, the Company had no open physical delivery obligations.
The following table summarizes Lonestar's commodity derivative contracts as of December 31, 2019:

	Contract			Volume Hedged	Weighted
Commodity	Type	Period	Range (1)	(Bbls/Mcf per day)	Average Price
Oil – WTI	Swaps	Jan - June 2020	$48.90 - $65.56	7,393	$56.51
Oil – WTI	Swaps	July - Dec 2020	51.60 - 65.56	7,565	57.38
Oil - WTI	Swaps	Jan - Dec 2021	51.05 - 56.50	4,000	53.93
Natural Gas - Henry Hub	Swaps	Jan - Dec 2020	2.38 - 2.80	20,000	2.58
(1) Ranges presented for fixed-price swaps and basis swaps represent the lowest and highest fixed prices of all open contracts for the period presented.

During January 2020, the Company entered into additional WTI swaps for 365,000 Bbls (1,000 Bbls per day) at an average strike price of $55.05 per Bbl for the period of January through December 2021. During March 2020, the Company entered into additional WTI swaps for 730,000 Bbls (2,000 Bbls per day) at an average strike price of $41 for the period of January through December 2021 and entered into additional Henry Hub swaps for 10,037,500 Mcf (27,500 Mcf per day) at an average strike price of $2.36 per Mcf.
During March 2020, the Company entered into one-month LIBOR interest rate swaps for $190 million of notional amount at a rate of 0.68% for the period of March 2020 through March 2023. The interest rate swaps were entered into to hedge variable interest rate changes associated with our Credit Line. See Note 9. Long-Term Debt for more information on the Credit Line's interest terms.
As of December 31, 2019, all of the Company’s derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above. None of the Company’s derivative instruments contain credit-risk related contingent features.

Note 4. Leases
Effective January 1, 2019, the Company adopted the new lease accounting standard (see Recent Accounting Pronouncements in Note 1. above) using the modified retrospective method. Adoption of this standard resulted in the recording of net operating lease ROU assets and corresponding operating lease liabilities of $0.3 million with no impact to retained earnings as of January 1, 2019. Leases for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.
Operating lease ROU assets are presented within Other Property and Equipment on the consolidated balance sheet as of December 31, 2019. The current portion of operating lease liabilities are presented within Accrued Liabilities, and the non-current portion of operating lease liabilities are presented within Other Non-Current Liabilities on the consolidated balance sheet.
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
The Company leases a small part of the corporate building it owns to a third-party, with a lease term that ends in 2023 and is non-cancelable. Third-party leasing income is insignificant and is included in Acquisition Costs and Other on the consolidated statements of operations.
The components of our total lease expense for the year ended December 31, 2019 are as follows:

In thousands	Year ended December 31, 2019
Operating Leases	$273
Short-term leases(1)	2,766
Total lease expense	$3,039
Short-term lease costs capitalized to oil and gas properties(2)	$11,747
(1) Short-term leases represent expenses related to leases with a contract term of one year or less. The majority of these leases relate to field operating equipment and are included in lease operating and gas gathering expense on the consolidated statement of operations.
(2) Short-term lease costs represent leases with a contract term of one year or less, the majority of which are related to drilling rigs and are capitalized as part of Oil and Gas Properties on the consolidated balance sheets.
Supplemental balance sheet information related to leases follows:

In thousands, except lease term and discount rate data	December 31, 2019
Operating leases
Assets
Other property and equipment	$45
Liabilities
Accrued liabilities	$45
Weighted-average remaining lease term (years)	0.2
Weighted-average discount rate	5.0%
Supplemental cash flow information related to leases follows:

In thousands	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$273
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$273

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of December 31, 2019:

In thousands	Operating Leases
2020	$45
Thereafter	—
Total minimum lease payments	45
Amount of lease payments representing interest	—
Present value of future minimum lease payments	$45
The table below summarizes by year the remaining non-cancelable future lease payments under our leases, as accounted for under previous accounting guidance as of December 31, 2018, a majority of which represents lease payments on our old corporate office space which was impaired in 2018:

In thousands	Amount
2019	$422
2020	477
2021	368
Total minimum lease payments	$1,267

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
Oil Revenues
Oil is sold at a contractually-specified index price plus or minus a differential; title and control of the product generally transfers at the delivery point specified in the contract, at which point related revenue is recognized. For those leases in which Lonestar operates with other working interest owners, the Company recognizes oil revenue proportionate to its entitled share of volumes sold. Currently, all of Lonestar’s oil production comes from the Eagle Ford Shale play in South Texas, and direct sales to four purchasers account for the majority of its oil sales.
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
Production Imbalances
Revenue is recorded based on the Company’s share of volumes sold, regardless of whether the Company has taken its proportional share of volumes produced. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. There were no imbalances at December 31, 2019 and 2018.
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
The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the years ended December 31, 2019 and 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
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

Assets and liabilities measured at fair value on a recurring basis
The following table presents Lonestar's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019
Assets:
Commodity derivatives	$—	$6,849	$—	$6,849
Liabilities:
Commodity derivatives	—	(10,462)	—	(10,462)
Warrants	—	—	(364)	(364)
Stock-based compensation	(1,792)	—	(573)	(2,365)
Total	$(1,792)	$(3,613)	$(937)	$(6,342)

December 31, 2018
Assets:
Commodity derivatives	$—	$23,143	$—	$23,143
Liabilities:
Commodity derivatives	—	(451)	—	(451)
Warrants	—	—	(1,055)	(1,055)
Stock-based compensation	(1,267)	—	(636)	(1,903)
Total	$(1,267)	$22,692	$(1,691)	$19,734
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
Stock-Based Compensation
The Company's stock-based compensation includes the liability associated with restricted stock units ("RSUs") and stock appreciation rights ("SARs") dependent on the fair value of Lonestar's publicly-traded common stock. The fair value of RSUs is measured based on measurable prices on a major exchange; the significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs. The Black-Scholes model used to determine the fair value of the SARs uses inputs, in addition to the Company's observable stock price, that are considered unobservable; to this end the Company has designated these estimates as Level 3. See Note 12. Stock-Based Compensation below for more information.
Level 3 gains and losses
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the year ended December 31, 2019.

In thousands	Warrant	Stock-Based Compensation	Total
Balance at December 31, 2018	$(1,055)	$(636)	$(1,691)
Unrealized gains	691	63	754
Balance at December 31, 2019	$(364)	$(573)	$(937)
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
Other fair value measurements
The book values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company, except for bonds, which are recorded at amortized cost less debt issuance costs. The fair value of the 11.25% Senior Notes (as defined in Note 9. Long-Term Debt below) was approximately $173 million as of December 31, 2019, and are considered a Level 3 liability, as they are based on market transactions that occur infrequently as well as internally generated inputs.

Note 7. Asset Retirement Obligations
Lonestar recognizes its asset retirement obligations related to the plugging, abandonment and remediation of oil and gas producing properties. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets.
The liability has been accreted to its present value as of December 31, 2019. The Company evaluated its wells and has determined a range of abandonment dates through December 2069.
The following provides a reconciliation of activity in the asset retirement obligations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
In thousands	2019	2018
Beginning asset retirement obligations	$7,195	$5,649
Wells drilled during the year	26	408
Wells acquired during the year	—	223
Wells sold during the year	(388)	—
Accretion expense	300	215
Revisions in estimated retirement obligations(1)	191	790
Wells plugged and abandoned during the year	(269)	(90)
Ending asset retirement obligations	$7,055	$7,195

(1)
Revisions of previous estimates during the year ended December 31, 2019 are primarily attributable to changes in estimates of the timing of future costs for oilfield services required to plug and abandon wells.

Note 8. Accrued Liabilities
The following table provides detail of Lonestar's accrued liabilities as of December 31, 2019 and 2018:

	December 31,
In thousands	2019	2018
Bonus payable	$2,353	$3,244
Accrued interest - 11.25% Senior Notes	14,063	14,063
Accrued well costs	8,932	9,026
Other	1,557	1,795
Total accrued liabilities	$26,905	$28,128

Note 9. Long-Term Debt
The following long-term debt obligations were outstanding as of December 31, 2019 and 2018:

	December 31,
In thousands	2019	2018
Senior Secured Credit Facility	$247,000	$183,000
11.25% Senior Notes due 2023	250,000	250,000
Mortgage debt	8,931	9,151
Other	271	275
Total	506,202	442,426
Less unamortized discount	(3,375)	(4,500)
Less unamortized debt issuance costs	(759)	(1,044)
Total net of discount and debt issuance costs	502,068	436,882
Less current obligations(1)	(247,000)	—
Long-term debt	$255,068	$436,882
(1) Current obligations represent the Senior Secured Credit Facility obligations which were classified as current liabilities as of December 31, 2019. See Waiver and Eleventh Amendment below for further discussion.
Senior Secured Credit Facility
In July 2015, the Company, through its subsidiary Lonestar Resources America, Inc. ("LRAI"), entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”), which has a maturity date of November 15, 2023. As of December 31, 2019, $247.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility for the year was 5.28%. Borrowing availability was $42.6 million as of December 31, 2019, which reflects $0.4 million of letters of credit outstanding.
The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% based on the unused portion of the borrowing base under the Credit Facility. As of December 31, 2019, the borrowing base and lender commitments for the Credit Facility was $290 million. The borrowing base under the Credit Facility is determined semi-annually as of May 1 and November 1 and the next borrowing base redetermination will be May 1, 2020. Given current market conditions, it is reasonably possible that the borrowing base will decrease as a result of this next redetermination, which could lead to a deficiency and require the Company to prepay the deficiency over six months beginning within 45 days of the election notice.
Borrowings under the Credit Facility, at Lonestar's election, bear interest at either: (i) an alternate base rate (“ABR”) equal to the higher of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% per annum, and (c) the adjusted LIBO rate of a three-month interest period on such day plus 1.0%; or (ii) the adjusted LIBO rate, which is the rate stated on Reuters screen LIBOR1 page, for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in clauses (i) and (ii) above, an applicable margin ranging from 1.0% to 2.0% for ABR loans and from 2.0% to 3.0% for adjusted LIBO rate loans.
Subject to certain permitted liens, the Company's obligations under the Credit Facility have been secured by the grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries (90% at December 31, 2019).
The Credit Facility contains certain financial performance covenants, as defined in the Credit Facility, including the following:

•	A maximum debt to EBITDAX ratio of 4.0 to 1.0, and

•	A current ratio of not less than 1.0 to 1.0.

The Company was not in compliance with the terms of the Credit Facility as of December 31, 2019 because the Company did not satisfy the consolidated current ratio at that time and the audit report corresponding to these financial statements includes an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” Such failures represent defaults under our revolving credit facility which we received a Waiver for (see below).
Seventh Amendment
In January 2018, the Company entered into the Limited Waiver, Borrowing Base Redetermination Agreement, and Amendment No. 7 to the Credit Agreement (the "Seventh Amendment"), which (i) maintained the borrowing base of $160 million until the next redetermination date; (ii) waived the borrowing base redetermination that would otherwise have occurred in connection with the incurrence of the 11.25% Senior Notes (see below), and (iii) amended certain other provisions of the Credit Facility.
Eighth Amendment
In May 2018, the Company entered into the Borrowing Base Redetermination Agreement and Amendment No. 8 to Credit Agreement (the "Eighth Amendment"), which (i) increased the borrowing base from $160 million to $190 million and (ii) reallocated the commitments and outstanding loans among lenders.
Ninth Amendment
In November 2018, the Company entered into the Ninth Amendment and Joinder (the "Ninth Amendment"), which (i) increased the borrowing base from $190 million to $275 million; (ii) extended the maturity date of the Credit Facility to November 15, 2023, and (iii) amended certain other provisions of the Credit Facility.
Tenth Amendment
In June 2019, the Company entered into the Borrowing Base Redetermination and Tenth Amendment to Credit Agreement (the "Tenth Amendment"), which (i) increased the borrowing base from $275 million to $290 million and (ii) amended certain other provisions of the Credit Facility.
Waiver and Eleventh Amendment
The Company entered into the Limited Waiver and Eleventh Amendment to Credit Agreement (the “Waiver”), effective as of April 7, 2020, with certain lenders and Citibank, N.A., as administrative bank, to waive the events of default arising from our failure to comply with the consolidated current ratio as of December 31, 2019, to timely provide audited financial statements, and to provide financial statements that are not subject to any “going concern” or like qualification or exception for the fiscal year ended December 31, 2019. Although the Company has entered into the Waiver, there is no guarantee that the Company's lenders will agree to waive events of default or potential events of default in the future. Accordingly, the amount outstanding under the Credit Facility as of December 31, 2019 has been classified as current on the accompanying Consolidated 2019 Balance Sheet.
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
The indenture contains certain restrictions on the Company’s ability to incur additional debt, pay dividends on the Company’s common stock, make investments, create liens on the Company’s assets, engage in transactions with affiliates, transfer or sell assets, consolidate or merge, or sell substantially all of the Company’s assets. The indenture also contains cross-default provisions for defaults of the Company's other debt instruments, including the Credit Facility, caused by payment default or events which cause the acceleration of repayment prior to the stated maturity of such instrument.
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
Debt Issuance Costs
The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. At December 31, 2019 and 2018, the Company had approximately $0.7 million and $1.7 million, respectively, of debt issuance costs associated with issuance of the Credit Facility remaining that are being amortized over the lives of the respective debt which are recorded as Other Non-Current Assets in the accompanying unaudited condensed consolidated balance sheets.
Indebtedness Repayment Schedule
As of December 31, 2019, our debt is payable over the next five years and thereafter as follows:

In thousands
2020	$247,084
2021	71
2022	76
2023	250,081
2024	86
Thereafter	8,804
Total debt	$506,202

Note 10. Income Taxes
The income tax provision is as follows:

	Year Ended December 31,
In thousands	2019	2018
Current income tax (benefit) expense
Federal	$(591)	$(1,100)
State	(464)	291
Total current income tax benefit	(1,055)	(809)
Deferred tax (benefit) expense
Federal	(20,989)	7,686
State	673	(85)
Valuation allowance	8,876	—
Total deferred income tax (benefit) expense	(11,440)	7,601
Total income tax (benefit) expense	$(12,495)	$6,792
The following table provides a reconciliation of Lonestar's actual income tax provision amounts from the expected income tax provision amount by applying the U.S. federal statutory corporate income tax rate of 21% for the years ended December 31, 2019 and 2018, respectively:

	Year Ended December 31,
In thousands	2019	2018
Expected income tax expense (benefit) at statutory rate	$(24,258)	$5,489
Permanent differences	(48)	123
Return to provision adjustment	2,567	1,119
Change in valuation allowance	8,876	—
Other	368	61
Actual income tax (benefit) expense	$(12,495)	$6,792
Significant components of the Company's deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	December 31,
In thousands	2019	2018
Deferred tax assets
Net operating loss carryforward	$27,025	$17,765
Stock-based compensation	922	1,973
Intangibles	257	304
Derivative instruments	606	—
Interest expense limitation	19,243	2,254
Organizational expenses and other	3,306	4,477
Total deferred tax assets	$51,359	$26,773
Deferred tax liabilities
Oil and gas properties, and other property and equipment, principally due to intangible drilling costs	$(43,414)	$(34,332)
Derivative instruments	—	(4,811)
Net deferred tax assets (liabilities)	7,945	(12,370)
Valuation allowance for deferred tax assets	(8,876)	—
Net deferred tax liability, net of valuation allowance	$(931)	$(12,370)

The net operating loss carryforward as of December 31, 2019, approximates $128.6 million and begins to expire in 2030 with the exception of $49.9 million related to fiscal years 2018 and 2019, which has no expiration, however, they are limited to usage of 80% of income.
On December 22, 2016, the Company completed a public offering of 13.8 million of its Class A common stock. A change of ownership, as defined under the provisions of IRC Section 382 occurred on this date. As a result, a portion of our net operating loss and tax credit carryforwards will be limited in future periods. IRC Section 382 places limitations on the amount of taxable income which may be offset by tax carryforward attributes, such as net operating losses or tax credits after a change of ownership event. As a result of this ownership change, certain of our accumulated net operating losses will be subject to an annual limitation regarding their utilization against taxable income in future periods. The 2016 change creates an estimated annual utilization limit of approximately $1.0 million on our ability to utilize net operating losses generated prior to the ownership change event. Built-in gains associated with our deferred tax attributes on the date of the ownership change may increase the net operating loss utilization limit in future periods, allowing additional utilization of net operating losses generated prior to the date of the ownership change. Due to the ownership change and the resulting limitation on the utilization of net operating loss generated prior to the change, an estimated $141.7 million of the net operating loss carryforwards were written off in 2016. As of December 31, 2019, the Company has approximately $8.7 million of percentage depletion carryover which has no expiration.
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
The Company files income tax returns in the United States federal jurisdiction and in various state jurisdictions. As of December 31, 2019, there are no examinations of federal or state jurisdictions in progress. The Company’s income tax returns related to fiscal years ended December 31, 2010 through 2019 remain open to possible examination by the tax authorities. The Company has not recorded any interest or penalties associated with uncertain tax positions.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The Company's deferred tax assets exceeded its deferred tax liabilities at December 31, 2019 primarily due to tax consequences of the impairment of the Company's Brazos properties during the fourth quarter; as a result, the Company established a valuation allowance against most of the deferred tax assets during the fourth quarter of 2019. With the exception of a $0.6 million deferred tax asset retained for existing refundable AMT credit carryovers (see below), the Company retained a full valuation allowance of $8.9 million at December 31, 2019 due to uncertainties regarding the future realization of its deferred tax assets. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits is determined to be more likely than not. The Company recorded a deferred tax liability of $1.5 million at December 31, 2019 related to State taxes.
As of December 31, 2019, the Company had AMT credit carryovers of $0.6 million that are expected to be fully refunded by 2022.
The deductibility of interest expense for tax years beginning in January 1, 2018 has been limited to 30% of earnings before interest, taxes, depreciation, and amortization for the four years ending 2021. Deductibility of interest expense for tax years beginning in January 1, 2022 will then be limited to 30% of earnings before interest and taxes thereafter. For the years ended December 31, 2019 and 2018, our deductible interest expense was limited which resulted in a $19.2 million and $2.3 million deferred tax asset, respectively.

Note 11. Stockholders’ Equity
Series A Preferred Stock
In June 2017, the Company closed on acquisitions with Battlecat Oil & Gas, LLC ("Battlecat") and SN Marquis LLC ("Marquis"). In connection with financing the Battlecat and Marquis acquisitions, the Company issued 5,400 shares of Series A-1 Convertible Participating Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”) and 74,600 shares of Series A-2 Convertible Participating Preferred Stock, par value $0.001 per share (the “Series A-2 Preferred Stock” and, together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), to Chambers Energy Capital (“Chambers”). As a result of stockholder approval obtained in November 2017, all outstanding Series A-2 Preferred Stock was converted to Series A-1 Preferred Stock.
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
Holders of Series A-1 Preferred Stock are entitled to cumulative dividends payable quarterly initially at a rate of 9% per annum (the “Dividend Rate”) in cash and, for any 12 quarters (“PIK Quarters”), at the Company’s option, (i) in the form of additional shares of the respective series of Series A-1 Preferred Stock at a per share price equal to $975 or (ii) by increasing Stated Value, in lieu of cash (collectively, the “PIK Option”). After the 12 PIK Quarters (two of which remain as of December 31, 2019), if the Company fails to fully declare and pay dividends in cash, then the Dividend Rate for Series A Preferred Stock will automatically increase by 5% per annum for the next succeeding dividend period and then an additional 1% for each successive dividend period, up to a maximum Dividend Rate of 20% per annum, until the Company pays dividends at such increased rate fully in cash for two consecutive quarters. In addition to dividends rights described above, holders of the Series A-1 Preferred Stock are entitled to receive dividends or distributions declared or paid on Class A voting common stock on an as-converted basis. If on June 15, 2024, the Prevailing Price is less than the Conversion Price then in effect, the Dividend Rate for Series A-1 Preferred Stock will automatically increase to 20% per annum, payable only in cash, unless automatically converted as described above. However, the Company, at its option, may instead elect to exchange each share of Series A-1 Preferred Stock for senior unsecured notes of the Company with a two-year maturity, a 9% per annum coupon payable semi-annually in cash, and governed by terms substantially similar to the Company’s most recent high yield indenture at that time. After June 15, 2020, the Company may redeem shares of Series A-1 Preferred Stock in cash at a per share amount equal to (i) 110% of the Stated Value, if the redemption occurs prior to June 15, 2021, (ii) 105% of the Stated Value, if the redemption occurs on or prior to June 15, 2022, and (iii) 100% of the Stated Value, if the redemption occurs after June 15, 2022, in each case, plus any unpaid dividends.

For the third and fourth quarters of 2017 and all four quarters of 2018, the Company elected the PIK Option for the Class A-1 Preferred Stock dividend payment, which resulted in the issuance of 11,784 additional shares of Series A-1 Preferred Stock. For all four quarters of 2019, the Company also elected the PIK Option for the Class A-1 Preferred Stock dividend payment, which resulted in the issuance of 8,544 additional shares of Series A-1 Preferred Stock. The Company expects to elect the PIK Option for the foreseeable future.
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
Note 12. Stock-Based Compensation
Restricted Stock Units
Lonestar grants awards of restricted stock units ("RSUs") to employees and directors as part of its long-term compensation program. The awards vest over a three-year period, with specific terms of vesting determined at the time of grant. The Company determined the fair value of granted RSUs based on the market price of the Class A voting common stock of the Company on the date of grant. RSUs are paid in Class A voting common stock or cash (see below) after the vesting of the applicable RSU. Compensation expense for granted RSUs is recognized over the vesting period. For the years ended December 31, 2019 and 2018, the Company recognized $2.6 million and $1.6 million, respectively, of stock-based compensation expense for RSUs.
During the first quarter of 2018, the Company elected to offer cash settlement to all employees for vested RSUs and, as a result of this modification, the RSU awards are classified as a liability on the Company’s balance sheet in accordance with ASC 718, Compensation – Stock Compensation. As of the date of the modification, periodic compensation expense related to the awards is recognized based on the fair value of the awards, subject to a floor valuation that represents the compensation expense amount that would have otherwise been recognized had the Company not modified the terms of the award. The liability for RSUs on the accompanying consolidated balance sheet as of December 31, 2019 and 2018 was $1.8 million and $1.3 million, respectively.
As of December 31, 2019, there was $3.0 million of unrecognized compensation expense related to non-vested RSU grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years. The fair value of RSU grants that vested during 2019 and 2018 totaled $2.1 million and $1.3 million, respectively.
A summary of the status of the Company's non-vested RSU grants issued, and the changes during the year ended December 31, 2019, is presented below:

	Shares	Weighted Average Fair Value per Share
Outstanding non-vested RSUs at December 31, 2018	1,011,045	$5.06
Granted	1,300,003	3.40
Vested	(450,422)	4.56
Forfeited	(10,950)	—
Outstanding non-vested RSUs at December 31, 2019	1,849,676	$4.04

Stock Appreciation Rights
Lonestar grants awards of stock appreciation rights (“SARs”) to employees and directors as part its long-term compensation program. The awards vest over a three-year period, with specific terms of vesting determined at the time of grant, and expire five-years after the date of issuance. The SARs are granted with a strike price equal to the fair market value at the time of grant, which is generally defined as the closing price of the Company's common stock on the NASDAQ on the date of grant.  SARs will be paid in cash or common stock at holder’s election once the SAR is vested. For the years ended December 31, 2019 and 2018, the Company recognized $(0.1) million and $0.3 million, respectively, of stock-based compensation expense for SARs. The liability for SARs on the accompanying consolidated balance sheet as of December 31, 2019 and 2018 was approximately $0.6 million and $0.6 million, respectively.
As of December 31, 2019, there was $0.1 million of total compensation cost to be recognized in future periods related to non-vested SAR grants. The cost is expected to be recognized over a weighted-average period of 0.7 years.
The following is a summary of the Company's SAR activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2018	1,010,000	$6.30	3.5
SARs vested and exercisable at December 31, 2018	280,000	7.20	3.2
Granted	—	—	0
Outstanding at December 31, 2019	1,010,000	$6.30	2.5
SARs vested and exercisable at December 31, 2019	606,250	$6.65	2.4

Note 13. Related Party Activities
Leucadia
In August 2016, Lonestar entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Juneau, as initial purchaser, Leucadia as guarantor of Juneau’s obligations, the other purchasers party thereto and Jefferies, LLC, in its capacity as the collateral agent for the purchasers, relating to the issuance and sale of (i) up to $49.9 million aggregate principal amount of the Company's 12% senior secured second lien notes due 2021 (“Second Lien Notes”) and (ii) five-year warrants to purchase up to an aggregate 998,000 shares of the Company’s Class A voting common stock at a price equal to $5.00 per share (the “Warrants”). During 2016, the Company's issued $25.0 million in aggregate principal amount of Second Lien Notes and the Company issued Warrants to purchase 500,000 shares of its Class A voting common stock to Juneau. In December 2016, the Company repaid to Juneau $21.0 million principal of the Second Lien Notes.
In connection with entering into the Purchase Agreement, the Company also entered into a registration rights agreement and an equity commitment agreement. Pursuant to the registration rights agreement, the Company had agreed to register for resale certain Class A voting common stock issued or issuable to Juneau and Leucadia, including those issuable upon exercise of the Warrants. The Form S-3 registration statement was filed with the Securities and Exchange Commission on November 7, 2017 and is effective. Leucadia agreed, pursuant to the equity commitment agreement, to purchase a certain number of Class A voting common stock in case the Company elected to pursue an equity offering prior to December 31, 2016. Pursuant to the equity commitment agreement, Leucadia purchased 3,478,261 shares of Class A voting common stock through a common stock offering, which closed in December 2016. In the event Leucadia purchased not less than its commitment amount, the Company agreed to use commercially reasonable efforts to enter into arrangements to provide Leucadia with the right to appoint one director to the Board of the Company, provided that such right will terminate at such time as Leucadia and its affiliates own a number of shares of Class A voting common stock equal to less than 50% of the shares purchased by Leucadia and its affiliates in such offering. Leucadia has elected to take an observer position on the board of directors, with no voting rights.

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
Other Related Party Transactions
New Tech Global Ventures, LLC, and New Tech Global Environmental, LLC, companies in which a director of the Company owns a limited partnership interest, have provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $1.7 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively.
In February 2019, the Company purchased a property adjacent to its corporate office for approximately $2.0 million. The transaction was funded with cash from operations. The seller of the property is indebted to certain trusts established in favor of the children of one of the Company's directors. The Company understands that the seller may have used some of the proceeds of the sale to satisfy such outstanding indebtedness, though the Company had no interest or influence over any particular outcome.
The Company is party to a Joint Operating Agreement ("JOA") with a related party through common investors. The amounts owed the Company by the related party under the JOA are reflected as accounts receivable related party on the accompanying 2019 Consolidated Balance Sheet.
Note 14. Commitments and Contingencies
Litigation
Lonestar is subject to certain claims and litigation arising in the normal course of business. In the opinion of management, the outcome of such matters will not have a materially adverse effect on the consolidated results of operations or financial position of the Company.
Environmental Remediation
Various federal, state, and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company’s operations and the costs of its oil and gas exploration, development and production operations. The Company does not anticipate that it will be required in the near future to expend significant amounts in relation to the consolidated financial statements taken as a whole by reason of environmental laws and regulations, and appropriately no reserves have been recorded.

Significant Contracts
Lonestar has one drilling rig under contract which provides for a drilling rate of $19.0 thousand per day, and expires on September 7, 2020.  Should the Company terminate the contract early, the early termination fee totals $15.0 thousand per day times the remaining number of days left on the contract after the termination date.
In November 2018, the Company signed a dedicated fleet contract that provides for hydraulic fracturing and wireline services at variable rates depending on the work performed.  As amended, the contract provides for services for any wells the Company completes and expires on December 31, 2020 with no provisions for early termination.

15. Subsequent Events
COVID-19 and Commodity Prices
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin.  In March 2020, the WHO classified the COVID-19 as a pandemic, based on the rapid increase in exposure globally.  In addition, in March 2020, members of OPEC failed to agree on production levels which is expected to cause an increased supply and has led to a substantial decrease in oil prices and an increasingly volatile market.
Subsequent to December 31, 2019 the price of both oil and gas has decreased primarily as a result of oil demand concerns due to the economic impacts of the COVID-19 virus and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. Declines in oil and natural gas prices affect the Company's liquidity to the extent that the Company's commodity hedges do not protect its cash flows from such price declines.  Additionally, if oil or natural gas prices remain depressed or continue to decline the Company may be required to record oil and gas property write-downs.
Consumer demand has decreased since the spread of the COVID-19 outbreak and new travel restrictions placed by governments in an effort to curtail the spread of the coronavirus.  The full impact of the coronavirus and the decrease in oil prices continue to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that they will have on the Company’s financial condition, liquidity and future results of operations. Management is actively monitoring the global situation and the impact or adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020. Due to the recent oil price volatility, the Company recently reduced its 2020 capital spending program by approximately 25% and will continue to evaluate going forward as conditions warrant.
Gonzales County AMI
In February 2020, the Company announced that it had entered into a Joint Development Agreement (the "JDA") in Gonzales County with one of the largest producers in the Eagle Ford which encompass an Area of Mutual Interest (the "AMI") totaling approximately 15,000 acres.
The agreement calls for Lonestar to operate a minimum of three to four Eagle Ford Shale wells annually on behalf of the two companies through 2022 that are intended to hold-by-production approximately 6,000 gross acres within the AMI. The agreement gives Lonestar's partner the option to participate in each well with a 50% working interest or to participate via a carried working interest that ranges from approximately 9 to 17%, depending on location.
Preferred Stock Dividend
On March 16, 2020, the Company approved a dividend with respect to the Company’s Series A-1 Preferred Stock. Chambers, as the holder of A-1 Preferred Stock as of March 16, 2020, received an aggregate of 2,257 additional shares of A-1 Preferred Stock as a dividend for its A-1 Preferred Stock on March 31, 2020.

Lonestar Resources US Inc.
Unaudited Supplementary Information
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)
Capitalized Costs
The following table presents Lonestar's aggregate capitalized costs relating to oil and gas activities as of December 31, 2019 and 2018:

	December 31,
In thousands	2019	2018
Oil and natural gas properties:
Proved properties and equipment	$1,043,901	$954,083
Unproved properties	76,462	81,850
Capitalized asset retirement cost	6,267	6,627
Less:
Accumulated depletion and amortization	(362,815)	(308,043)
Property impairment	(98,527)	(59,258)
Total	$665,288	$675,259
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
Costs incurred also include new asset retirement obligations established, as well as changes to asset retirement obligations resulting from revisions in cost estimates or abandonment dates. Asset retirement costs included in the table below were $0.2 million during the year ended December 31, 2019 and $1.3 million during the year ended December 31, 2018. See Note 7. Asset Retirement Obligations for more information.
Costs incurred in oil and natural gas activities were as follows:

	Year Ended December 31,
In thousands	2019	2018
Property acquisition costs:
Unproved properties	$1,696	$4,674
Proved properties	3,946	40,865
Exploration costs	241	228
Development costs	165,917	167,914
Total costs incurred	$171,800	$213,681

Results of Operations
The following presents the results of operations from oil and natural gas producing activities:

	Year Ended December 31,
In thousands	2019	2018
Oil sales	$157,873	$167,743
Natural gas liquid sales	15,668	18,471
Natural gas sales	21,611	14,955
Lease operating and gas gathering	(36,581)	(26,008)
Production and ad valorem taxes	(11,169)	(11,029)
Depreciation, depletion and amortization	(88,618)	(83,582)
Property impairment	(48,412)	(12,169)
Loss on sale of oil and gas properties	(33,508)	—
Net operating (loss) income	(23,136)	68,381
Income tax expense	—	(14,360)
Results of operations from oil and natural gas producing activities	$(23,136)	$54,021
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

Estimated Quantities of Proved Reserves

	Oil (MBbl)	NGLs (MBbl)	Gas (MMcf)	MBOE (6:1)(1)
Net proved reserves
Reserves at December 31, 2017	50,701	10,875	71,874	73,555
New discoveries and extensions	4,781	1,773	10,228	8,259
Purchase of reserves in place	2,119	3,895	31,566	11,276
Revisions of prior year estimates	(1,618)	4,143	11,120	4,378
Production	(2,484)	(817)	(4,623)	(4,072)
Reserves at December 31, 2018	53,499	19,869	120,165	93,396
New discoveries and extensions	4,349	4,662	29,587	13,941
Sales of reserves in place	(2,223)	—	—	(2,223)
Revisions of prior year estimates	(3,125)	1,699	15,016	1,077
Production	(2,692)	(1,368)	(8,897)	(5,543)
Reserves at December 31, 2019	49,808	24,862	155,871	100,648
Proved Developed Reserves:
December 31, 2017	12,657	2,846	17,034	18,342
December 31, 2018	15,459	5,721	34,388	26,912
December 31, 2019	15,945	8,300	52,605	33,012
Proved Undeveloped Reserves:
December 31, 2017	38,044	8,029	54,840	55,213
December 31, 2018	38,040	14,147	85,777	66,484
December 31, 2019	33,863	16,562	103,266	67,636

(1)
MBOE (One thousand barrels of oil equivalent) is calculated by converting six MMcf of natural gas to one MBbl of oil. A MBbl (barrel) of oil is one thousand stock tank barrels, or 42 thousand U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

2019 Changes in Reserves
The Company’s proved oil and natural gas reserves increased to 100,648 MBOE at December 31, 2019 from 93,396 MBOE at December 31, 2018. The Company’s proved oil and natural gas reserves increased by 12,795 MBOE and the Company produced 5,543 MBOE during the year ended December 31, 2019, resulting in a net increase of 7,252 MBOE. A decrease of 2,223 MBOE was the result of the sale of reserves in place, which primarily came from reserves sold through the Pirate divestiture in March 2019.
An increase of 13,941 MBOE in 2019 was the result of new discoveries and extensions, which was primarily attributable to drilling operations in the Western and Central Eagle Ford. The Company’s proved oil and natural gas reserves also increased by 1,077 MBOE during 2019 due to revisions of prior estimates, which were primarily attributable to lower weighted-average oil and natural gas prices used to estimate proved reserves in 2019, as compared to 2018.
The Company’s proved developed oil and natural gas reserves increased to 33,012 MBOE at December 31, 2019 from 26,912 MBOE at December 31, 2018, primarily due to drilling operations in the Western and Central Eagle Ford, partially offset with proved developed reserves sold in the Pirate divestiture.
At December 31, 2019, the Company’s proved reserves were made up of approximately 74% oil and 26% natural gas, and were approximately 33% proved developed and approximately 67% proved undeveloped.
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
As of December 31, 2019 and 2018, calculations were made using average prices of $57.66 and $65.66 per barrel of crude oil, respectively, and $2.56 and $3.10 per MCF of natural gas, respectively. NGL pricing used was approximately 27% of crude oil prices at both periods. Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.
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
Future income tax expense includes the effect of statutory tax rates and the impact of tax deductions, tax credits and allowances, and application of NOL's to proved reserves. A statutory rate of 21% was used for both years presented.
A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.
The standardized measure of discounted future net cash flows was as follows:

	As of December 31,
In thousands	2019	2018
Future cash flows	$3,653,838	$4,501,757
Future costs
Production	(1,053,945)	(1,222,947)
Development	(790,369)	(901,750)
Future inflows before income tax	1,809,524	2,377,060
Future income taxes	(230,113)	(337,748)
Future net cash flows	1,579,411	2,039,312
10% annual discount for estimated timing of cash flows	(840,572)	(1,059,179)
Standardized measure of discounted future net cash flows	$738,839	$980,133

Changes in the standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves were as follows:

	Year Ended December 31,
In thousands	2019	2018
Standardized measure at beginning of year	$980,133	$479,589
Sales of oil and natural gas produced, net of production costs	(147,403)	(165,304)
Net change in sales price, net of production costs	(381,061)	283,658
Extensions and discoveries, net of future production and development costs	111,826	121,983
Changes in estimated future development costs	(28,172)	(4,948)
Revisions of quantity estimates	17,441	60,400
Changes of production rates (timing) and other	35,205	172,826
Accretion of discount	113,945	53,826
Purchase of minerals in place	—	78,752
Sales of minerals in place	(27,007)	—
Net change in income taxes	63,932	(100,649)
Net increase	(241,294)	500,544
Standardized measure at end of year	$738,839	$980,133