Form 10-K/A
Lonestar Resources US Inc.
filed 2020-05-14
CIK 1661920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Lonestar Resources US Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2020 (the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”).

On March 27, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K until April 13, 2020, and therefore relied on the Order, because, during the week of March 22, 2020, Tarrant County, Dallas County and Denton County (all counties in the state of Texas) issued various orders limiting the Company's ability to conduct its normal business operations, including orders to "shelter-in-place". The Company’s headquarters, officers, corporate, legal and accounting personnel, as well as certain of the Company's professional advisors are all located in these counties. The disruptions in staffing, communications and access to personnel resulted in delays, limited support and insufficient review. This, in turn, delayed the Company’s ability to complete its financial reporting process and prepare the Report.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act of 1934, as amended, the Company is including in this Amendment currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, modify or update the information or disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONESTAR RESOURCES US INC.

May 14, 2020	By:	/s/ Frank D. Bracken, III
Frank D. Bracken, III
Chief Executive Officer

Part IV.
Item 15 (b). Exhibits
The following exhibits are filed as a part of this report:

Exhibit No.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.