Form 10-Q
period 2020-03-31
Lonestar Resources US Inc.
filed 2020-07-02
CIK 1661920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERL Y REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2020, the registrant had 25,369,191 shares of Class A voting common stock, par value $0.001 per share, outstanding.

i

EXPLANATORY NOTE
As previously disclosed in the Current Report on Form 8-K filed by Lonestar Resources US Inc. (the “Company”) on May 11, 2020, the Company expected that the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Report”), originally due on May 15, 2020, would be delayed due to disruptions caused by the COVID-19 coronavirus (“COVID-19”) pandemic. Specifically, the impact of COVID-19 on the Company and its employees, including disruptions in staffing, communications and access to personnel due to stay-at-home orders issued by the Governor of the state of Texas the week of March 30, 2020, resulted in delays, limited support and insufficient review. This, in turn, delayed the Company’s ability to complete its financial reporting process and prepare the Report.
The Company relied on Release No. 34-88465 issued by the Securities and Exchange Commission on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of this Quarterly Report.

ii

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Lonestar Resources US Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,142	$3,137
Accounts receivable
Oil, natural gas liquid and natural gas sales	10,229	15,991
Joint interest owners and others, net	836	1,310
Derivative financial instruments	74,425	5,095
Prepaid expenses and other	2,873	2,208
Total current assets	89,505	27,741
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	1,083,692	1,050,168
Unproved properties	77,162	76,462
Other property and equipment	21,424	21,401
Less accumulated depreciation, depletion, amortization and impairment	(688,692)	(464,671)
Property and equipment, net	493,586	683,360
Accounts receivable – related party	5,936	5,816
Derivative financial instruments	25,434	1,754
Other non-current assets	1,885	2,108
Total assets	$616,346	$720,779
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$33,284	$33,355
Accounts payable – related party	381	189
Oil, natural gas liquid and natural gas sales payable	15,257	14,811
Accrued liabilities	23,049	26,905
Derivative financial instruments	1,501	8,564
Current maturities of long-term debt	513,259	247,000
Total current liabilities	586,731	330,824
Long-term liabilities
Long-term debt	9,148	255,068
Asset retirement obligations	6,888	7,055
Deferred tax liabilities, net	—	931
Warrant liability	—	129
Warrant liability – related party	1	235
Derivative financial instruments	1,896	1,898
Other non-current liabilities	1,346	3,752
Total long-term liabilities	19,279	269,068
Commitments and contingencies (Note 11)
Stockholders' Equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 25,254,029 and 24,945,594 shares issued and outstanding, respectively	142,655	142,655
Series A-1 convertible participating preferred stock, $0.001 par value, 102,585 and 100,328 shares issued and outstanding, respectively	—	—
Additional paid-in capital	175,978	175,738
Accumulated deficit	(308,297)	(197,506)
Total stockholders' equity	10,336	120,887
Total liabilities and stockholders' equity	$616,346	$720,779

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Oil sales	$29,990	$33,584
Natural gas liquid sales	2,599	3,393
Natural gas sales	4,420	3,764
Total revenues	37,009	40,741
Expenses
Lease operating and gas gathering	9,788	7,710
Production and ad valorem taxes	2,369	2,291
Depreciation, depletion and amortization	24,354	17,970
Loss on sale of oil and gas properties	—	32,894
Impairment of oil and gas properties	199,908	—
General and administrative	2,881	4,379
Other	(223)	(2)
Total expenses	239,077	65,242
Loss from operations	(202,068)	(24,501)
Other income (expense)
Interest expense	(11,610)	(10,656)
Change in fair value of warrants	363	(102)
Gain (loss) on derivative financial instruments	101,169	(36,238)
Total other income (expense)	89,922	(46,996)
Loss before income taxes	(112,146)	(71,497)
Income tax benefit	1,355	12,933
Net Loss	(110,791)	(58,564)
Preferred stock dividends	(2,257)	(2,065)
Net loss attributable to common stockholders	$(113,048)	$(60,629)

Net loss per common share
Basic	$(4.52)	$(2.45)
Diluted	$(4.52)	$(2.45)

Weighted average common shares outstanding
Basic	25,003,977	24,698,372
Diluted	25,003,977	24,698,372
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Class A Voting Common Stock				Series A-1 Preferred Stock			Additional Paid-in Capital		Accumulated Deficit		Total Stockholders' Equity
	Shares		Amount		Shares	Amount
Balance at December 31, 2019	24,945,594		$142,655		100,328	$—		$175,738		$(197,506)		$120,887
Payment-in-kind dividends	—		—		2,257	—		—		—		—
Stock-based compensation	308,435		—		—	—		240		—		240
Net loss	—		—		—	—		—		(110,791)		(110,791)
Balance at March 31, 2020	25,254,029	—	142,655	—	102,585	—	—	175,978	—	(308,297)	—	10,336

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	24,645,825	$142,655	91,784	$—	$174,379	$(94,487)	$222,547
Payment-in-kind dividends	—	—	2,065	—	—	—	—
Stock-based compensation	127,818	—	—	—	627	—	627
Net loss	—	—	—	—	—	(58,564)	(58,564)
Balance at March 31, 2019	24,773,643	142,655	93,849	—	175,006	(153,051)	164,610
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(110,791)	$(58,564)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of asset retirement obligations	86	79
Depreciation, depletion and amortization	24,268	17,891
Stock-based compensation	(2,022)	533
Deferred taxes	(1,376)	(12,922)
(Gain) loss on derivative financial instruments	(101,169)	36,238
Settlements of derivative financial instruments	1,096	1,309
Impairment of oil and natural gas properties	199,908	—
Gain on disposal of property and equipment	83	(17)
Loss on sale of oil and gas properties	—	32,894
Non-cash interest expense	768	699
Change in fair value of warrants	(363)	102
Changes in operating assets and liabilities:
Accounts receivable	6,117	(2,016)
Prepaid expenses and other assets	(374)	304
Accounts payable and accrued expenses	(2,396)	(6,704)
Net cash provided by operating activities	13,835	9,826

Cash flows from investing activities
Acquisition of oil and gas properties	(816)	(2,352)
Development of oil and gas properties	(34,753)	(29,137)
Proceeds from sale of oil and gas properties	317	12,107
Purchases of other property and equipment	(524)	(2,916)
Net cash used in investing activities	(35,776)	(22,298)

Cash flows from financing activities
Proceeds from borrowings	28,000	30,000
Payments on borrowings	(8,054)	(19,116)
Net cash provided by financing activities	19,946	10,884
Net decrease in cash and cash equivalents	(1,995)	(1,588)
Cash and cash equivalents, beginning of the period	3,137	5,355
Cash and cash equivalents, end of the period	$1,142	$3,767

Supplemental information:
Cash paid for interest	$3,957	$16,743
Non-cash investing and financing activities:
Change in asset retirement obligation	$(253)	$(522)
Change in liabilities for capital expenditures	(1,040)	730
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
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Lonestar Resources US Inc., and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 13, 2020 (the “Form 10-K”). Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Company” or “Lonestar,” refer to Lonestar Resources US Inc. and its subsidiaries.
The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of March 31, 2020 and our consolidated results of operations for the three months ended March 31, 2020 and 2019.

Risks and Uncertainties
The COVID-19 pandemic has caused a rapid and precipitous drop in demand for oil, which in turn has caused oil prices to plummet since the first week of March 2020, negatively affecting the Company’s cash flow, liquidity and financial position. These events have worsened an already deteriorated oil market that resulted from the early-March 2020 failure by the group of oil producing nations known as OPEC+ to reach an agreement over proposed oil production cuts. Moreover, the uncertainty about the duration of the COVID-19 pandemic has caused storage constraints in the United States resulting from over-supply of produced oil, which has significantly decreased our realized oil prices in the second quarter of 2020 and potentially beyond. Oil prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 outbreak, and as changes in oil inventories, oil demand and economic performance are reported. The Company cannot predict when oil prices will improve and stabilize.
The current pandemic and uncertainty about its length and depth in future periods has caused the realized oil prices the Company has received since February 2020 to be significantly reduced, adversely affecting its operating cash flow and liquidity. Although the Company has reduced its 2020 capital expenditures budget, the lower levels of cash flow may require it to shut-in production that has become uneconomic in addition to shut-ins of production that the Company performed during the second quarter of 2020 (see below).
The COVID-19 pandemic is rapidly evolving, and the ultimate impact of this pandemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance will depend on future developments, including the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, related restrictions on travel, and the duration, timing and severity of the impact on domestic and global oil demand.
In response to these developments, the Company has implemented the following operational and financial measures:

•	Reduced budgeted 2020 capital spending from $80-$85 million to $55-$65 million, or 27% at midpoint;

•	Deferred its 2020 drilling program;

•	Implemented cost-reduction measures including negotiations reducing rates for water disposal, chemicals, rentals, and workovers;

•
Shut in or stored approximately 4,700 BOE per day of production during late-April and all of May 2020, primarily at the Company's Central Eagle Ford Area. These shut-in wells back online during the first week of June.

•
Entered into additional commodities derivatives in March 2020 to hedge an additional 2,000 Bbls of oil per day at an average swap price of $41.00 per Bbl and 27,500 Mcf of natural gas per day at an average price of $2.36 per Mcf in 2021. The Company's current oil hedge position covers 7,498 Bbls per day for the second quarter of 2020, 7,565 Bbls per day for the second half of 2020, and 7,000 Bbls per day for 2021. The Company's current natural gas hedge position covers 20,000 Mcf per day for the remaining three quarters of 2020, and 27,500 Mcf per day for 2021.

Recent Developments

The Company's present level of indebtedness and the current commodity price environment present challenges to its ability to comply with the covenants in its Credit Facility (see Note 7. Long-Term Debt) over the next twelve months and therefore substantial doubt exists that the Company will be able to continue as a going concern. As of March 31, 2020, the Company had total indebtedness of $522.4 million, including $250.0 million of Senior Notes due 2023 (the “11.25% Senior Notes"), $267.0 million under the Company's Credit Facility and $8.9 million under the Company's building loan. As of July 2, 2020, the Company's Credit Facility is drawn to $285.0 million and is subject to a $60.4 million borrowing-base deficiency due to the terms of the Forbearance Agreement (see below).

The Company did not satisfy the consolidated current ratio covenant under the Credit Facility as of the March 31, 2020 measurement date and did not make the July 1, 2020 interest payment under the 11.25% Senior Notes. Such failures represent events of default under our revolving credit facility, and the missed interest payment will represent an event of default under the 11.25% Senior Notes if not cured within 30 days. The Company received a forbearance from the lenders under the Credit Facility until July 31, 2020 for the defaults in the consolidated current ratio covenant as of the March 31, 2020 measurement date and the missed interest payment pursuant to the Forbearance Agreement. Despite the forbearance, the defaults under the Credit Facility are continuing, and will continue, absent a waiver or amendment from the Credit Facility lenders.

Forbearance Agreement

On July 2, 2020, the Company entered into a Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement with Citibank, N.A., as administrative agent and the lenders party thereto (the “Forbearance Agreement”) with respect to the Credit Facility. Pursuant to the Forbearance Agreement, among other things, (i) the lenders under the Credit Facility agreed to refrain from exercising their rights and remedies under the Credit Facility and related loan documents with respect to certain defaults until July 31, 2020, (ii) the borrowing base was redetermined to $225 million from $286 million, (iii) all proceeds of dispositions and terminations or liquidations of swap agreements shall be used to repay the Credit Facility and shall automatically reduce the borrowing base by the amount of the repayment and (iv) certain exceptions to the covenant restriction on investments shall no longer be available.

The rights of the Credit Facility lenders to exercise rights and remedies resulted from the Company's failure to comply with the current ratio with respect to the quarter ended March 31, 2020 and the defaults expected with respect to the quarter ending June 30, 2020 under the current ratio and the leverage ratio covenants, and the default with respect to the failure to make the interest payment due on July 1, 2020, under the 11.25% Senior Notes.

The Forbearance Agreement can be terminated by the lenders upon (i) the occurrence of any default or event of default under the Credit Facility other than those disclosed above, (ii) the failure of the Company to comply with any of the terms and requirements of the Forbearance Agreement, (iii) the breach of any representation or warranty, (iv) the exercise of any rights by other debt holders relating to foreclosure or acceleration (including acceleration of the 11.25% Senior Notes in the event of default) and (v) the commencement of any bankruptcy proceeding with respect to any loan party. Additionally, the Forbearance Agreement can be terminated if the Company fails to deliver a detailed restructuring proposal to the lenders by July 16, 2020. If the Forbearance Agreement terminates and any then-current and ongoing events of default have not been waived or cured, the lenders will be able to accelerate the loans and pursue their rights and remedies.

Borrowing Base Redetermination
As of March 31, 2020, the borrowing base and lender commitments for the Credit Facility were $290 million. However, subsequent to the end of the first quarter of 2020, the borrowing base was lowered to $286 million on June 11, 2020 as part of the Thirteenth Amendment (see Note 7. Long-Term Debt), and the borrowing base was later redetermined to $225 million from $286 million pursuant to the Forbearance Agreement on July 2, 2020, which created a deficiency between the outstanding amount borrowed under the Company's revolving credit facility and the borrowing base. The outstanding balance under the Credit Facility was $285 million as of July 2, 2020 which represents a borrowing deficiency of $60.4 million. The Company is obligated to pay the deficiency within 60 days after July 2, 2020 due to the Credit Facility being in a state of default at the time of the deficiency, as noted below.
Going Concern
The Company has concluded that these circumstances create substantial doubt regarding its ability to continue as a going concern. However, these consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and instead have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.
The Company does not anticipate maintaining compliance with the consolidated current ratio covenant under its Credit Facility over the next twelve months, and is evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers, forbearances or amendments to the covenants or other provisions of the Credit Facility to address any existing or future defaults and have engaged financial and legal advisors to assist the Company. If the Company is unable to reach an agreement with its lenders or find acceptable alternative financing, the lenders of the Credit Facility may choose to accelerate repayment, in addition to the $60.4 million due from the current borrowing base deficiency noted above, which in turn may result in an event of default and an acceleration of the 11.25% Senior Notes, which have a $14.1 million interest payment that was due and unpaid on July 1, 2020 (see below). If the Company's lenders or its noteholders accelerate the payment of amounts outstanding under our Credit Facility or the 11.25% Senior Notes, respectively, the Company does not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so.
The Company cannot provide any assurances that it will be successful in any restructuring of existing debt obligations or obtaining capital sufficient to fund the refinancing of its outstanding indebtedness or to provide sufficient liquidity to meet its operating needs. If the Company is unsuccessful in its efforts to restructure and obtain new financing, it may be necessary for it to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”), or an involuntary petition for bankruptcy may be filed against it.
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
The Company evaluates impairment of proved and unproved oil and gas properties on a region basis. On this basis, certain regions may be impaired because they are not expected to recover their entire carrying value from future net cash flows. As a result of this evaluation, the Company recorded impairment oil and gas properties of $199.9 million for the three months ended March 31, 2020, of which $199.0 million was proved and $0.9 million was unproved. The impairment was the result of removing development of PUD and probable reserves from future net cash flows as the Company cannot assure that they will be developed going forward in light of continued depressed commodity prices and uncertainty regarding the Company's liquidity situation. If pricing remains depressed, it is reasonably likely that the Company may have to record impairment of its oil and gas properties in the future.

CAREs Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain taxpayer relief as a result of the COVID-19 pandemic. The CARES Act included several favorable provisions that impacted income taxes, primarily the modified rules on the deductibility of business interest expense for 2019 and 2020, a five-year carryback period for net operating losses generated after 2017 and before 2021, and the acceleration of refundable alternative minimum tax credits. The CARES Act did not materially impact the Company's effective tax rate for the three months ended March 31, 2020.

The Company has applied for, and has received, funds under the Paycheck Protection Program after the period end in the amount of $2.2 million. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.
Net Loss per Common Share
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

For the periods presented, there were no differences between the basic and diluted weighted average common shares. The following securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2020	2019
Preferred stock	16,725,467	15,301,157
Warrants	760,000	760,000
Stock appreciation rights	1,010,000	1,010,000
Restricted stock units	1,925,366	834,397

Recent Accounting Pronouncements

Reference Rate Reform.  In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) or another reference rate to alternative reference rates. The amendments in this ASU are effective beginning on March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related footnote disclosures.

Income Taxes.  In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The objective of ASU 2019-12 is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and to provide more consistent application to improve the comparability of financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related footnote disclosures.
Note 2. Acquisitions and Divestitures
Pirate Divestiture

In March 2019, Lonestar completed the divestiture of its Pirate assets in Wilson County for an adjusted cash purchase price of $11.5 million, after closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE/d. The Company recognized a loss of $33.5 million during the first quarter of 2019 in conjunction with the sale of the assets.
Note 3. Derivative Instruments and Hedging Activities
Commodity Derivative Instruments
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
Inherent in Lonestar's fixed price contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company. As of March 31, 2020, the Company had no open physical delivery obligations.
The following table summarizes Lonestar's commodity derivative contracts as of March 31, 2020:

	Contract			Volumes	Weighted
Commodity	Type	Period	Range (1)	(Bbls/Mcf per day)	Average Price
Oil - WTI	Swaps	Apr - June 2020	$48.90 - $65.56	7,498	$56.50
Oil - WTI	Swaps	July - Dec 2020	51.60 - 65.56	7,565	57.38
Oil - WTI	Swaps	Jan - Dec 2021	40.95 - 56.50	7,000	50.40
Natural Gas - Henry Hub	Swaps	Apr - Dec 2020	2.38 - 2.80	20,000	2.55
Natural Gas - Henry Hub	Swaps	Jan - Dec 2021	2.32 - 2.39	27,500	2.36
(1) Ranges presented for fixed-price swaps and basis swaps represent the lowest and highest fixed prices of all open contracts for the period presented.
As of March 31, 2020, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.
Note 4. Revenue Recognition
The Company recognizes revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Disaggregation of Revenue
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

The following table summarizes our revenues by product type for the three months ended March 31, 2020 and 2019:

In thousands	Three Months Ended March 31,
	2020	2019
Oil	$29,990	$33,584
NGLs	2,599	3,393
Natural gas	4,420	3,764
Total revenues	$37,009	$40,741

As of March 31, 2020 and December 31, 2019 the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $10.2 million and $16.0 million, respectively.
Note 5. Fair Value Measurements
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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, for each fair value hierarchy level:

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2020
Assets
Derivative financial instruments	$—	$99,859	$—	$99,859
Liabilities:
Derivative financial instruments	—	(3,397)	—	(3,397)
Warrant	—	—	(1)	(1)
Stock-based compensation	(77)	—	(27)	(104)
Total	$(77)	$96,462	$(28)	$96,357

December 31, 2019
Assets:
Derivative financial instruments	$—	$6,849	$—	$6,849
Liabilities:
Derivative financial instruments	—	(10,462)	—	(10,462)
Warrant	—	—	(364)	(364)
Stock-based compensation	(1,792)	—	(573)	(2,365)
Total	$(1,792)	$(3,613)	$(937)	$(6,342)
Level 3 Fair Value Measurements
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2020:

In thousands	Warrant	Stock-Based Compensation	Total
Balance as of December 31, 2019	$(364)	$(573)	$(937)
Unrealized gains	363	546	909
Balance as of March 31, 2020	$(1)	$(27)	$(28)
Other fair value measurements
The book values of cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. The carrying value of the Credit Facility (as defined in Note 7. below) approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company. The fair value of the 11.25% Senior Notes (as defined in Note 8. below) was approximately $64.1 million as of March 31, 2020 and is considered a Level 3 liability, as they are based on market transactions that occur infrequently as well as internally generated inputs.

Note 6. Accrued Liabilities
Accrued liabilities consisted of the following as of the dates indicated:

In thousands	March 31, 2020	December 31, 2019
Accrued interest – 11.25% Senior Notes	$7,031	$14,063
Accrued well costs	12,387	8,932
Bonus payable	609	2,353
Other	3,022	1,557
Total accrued liabilities	$23,049	$26,905
Note 7. Long-Term Debt
The following long-term debt obligations were outstanding as of the dates indicated:

In thousands	March 31, 2020	December 31, 2019
Senior Secured Credit Facility	$267,000	$247,000
11.25% Senior Notes due 2023	250,000	250,000
Mortgage debt	8,877	8,931
Other	271	271
Total long-term debt	526,148	506,202
Unamortized discount	(3,094)	(3,375)
Unamortized debt issuance costs	(647)	(759)
Total net of debt issuance costs	522,407	502,068
Less current obligations	(513,259)	(247,000)
Long-term debt	$9,148	$255,068
Senior Secured Credit Facility
In July 2015, through its subsidiary, Lonestar Resources America, Inc. ("LRAI"), the Company entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”), which has a maturity date of November 15, 2023. As of March 31, 2020, $267.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility for the quarter was 5.30%. Borrowing availability was $22.6 million as of March 31, 2020, which reflects $0.4 million of letters of credit outstanding.

The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% (0.5% following the Thirteenth Amendment (as defined below)) based on the unused portion of the borrowing base under the Credit Facility. As of March 31, 2020, the borrowing base and lender commitments for the Credit Facility was $290 million. The borrowing base was lowered to $286 million on June 11, 2020 as part of the Thirteenth Amendment. The borrowing base was further lowered to $225 million from $286 million pursuant to the Forbearance Agreement on July 2, 2020, creating a deficiency between the outstanding amount borrowed under our revolving credit facility and the borrowing base. The outstanding balance under our credit facility was $285 million as of July 2, 2020 which represents a borrowing deficiency of $60.4 million. We are obligated to pay the deficiency within 60 days after July 2, 2020, due to the Credit Facility's status of default (see below).

Borrowings under the Credit Facility, at the Company's election, bear interest at either: (i) an alternate base rate (“ABR”) equal to the higher of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% per annum, and (c) the adjusted LIBO rate of a three-month interest period on such day plus 1.0%; or (ii) the adjusted LIBO rate, which is the rate stated on Reuters screen LIBOR1 page, for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in clauses (i) and (ii) above, an applicable margin ranging from 1.0% to 2.0% (2.0% to 3.5% following the Thirteenth Amendment) for ABR loans and from 2.0% to 3.0% (3.0% to 4.5% following the Thirteenth Amendment) for adjusted LIBO rate loans.

As the Credit Facility is in a state of default, 2.0% incremental default interest would typically be due but is currently not being charged as part of the terms of the Forbearance Agreement (see below).

Subject to certain permitted liens, the Company's obligations under the Credit Facility are required to be secured by the grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries (currently 100% following the Thirteenth Amendment).

The Credit Facility contains certain financial performance covenants, as defined in the Credit Facility, including the following:

•	A maximum debt to EBITDAX ratio of 4.0 to 1.0, and

•	A current ratio of not less than 1.0 to 1.0.

The Company also was not in compliance with the terms of the Credit Facility as of December 31, 2019 because it did not satisfy the consolidated current ratio at those times and the audit report prepared by its auditors with respect to the financial statements in the 2019 Form 10-K included an explanatory paragraph expressing uncertainty as to the Company's ability to continue as a "going concern." The lenders waived the current ratio default with respect to December 31, 2019. The Company received a forbearance until July 31, 2020 for the defaults in the consolidated current ratio covenant as of the March 31, 2020 measurement date and the missed interest payment under the 11.25% Senior Notes pursuant to the Forbearance Agreement. Despite the forbearance, the defaults under the Credit Facility are continuing, and will continue, absent a waiver from the lenders. The Company was not in compliance with the terms of the Credit Facility as of May 15, 2020, because it did not timely deliver its financial statements with respect to the fiscal quarter ended March 31, 2020. Such failure represented a default under the Credit Facility which the lenders waived pursuant to the Thirteenth Amendment. As noted above, the borrowing base was redetermined to $225 million from $286 million pursuant to the Forbearance Agreement on July 2, 2020, which created a deficiency between the outstanding amount borrowed under our revolving credit facility and the borrowing base. The outstanding balance under the Company's Credit Facility was $285 million as of July 2, 2020 which represents a borrowing deficiency of $60 million. The Company is obligated to pay the deficiency within 60 days after July 2, 2020.

Waiver and Eleventh Amendment

Effective April 7, 2020, the Company entered into the Waiver and Eleventh Amendment (the "Waiver") to waive events of default arising from its failure to comply with the consolidated current ratio as of December 31, 2019, to timely provide audited financial statements and to provide financial statements that are not subject to any “going concern” or like qualification or exception for the fiscal year ended December 31, 2019. As there was no guarantee that the Company's lenders would agree to waive events of default or potential events of default in the future, the amounts outstanding under the Credit Facility as of December 31, 2019 were classified as current in the accompanying 2019 Condensed Consolidated Balance Sheet.

Twelfth Amendment

Effective May 8, 2020, the Company entered into the Twelfth Amendment to Credit Agreement (the “ Twelfth Amendment”), to allow the Company to accept proceeds of up to $2.2 million from an unsecured loan applied for under the Coronavirus Aid, Relief and Economic Security Act (as discussed further in Note 1).

Waiver and Thirteenth Amendment

Effective June 11, 2020, the Company entered into the Waiver and Thirteenth Amendment to Credit Agreement (the "Thirteenth Amendment") which, among other things, (i) waived any default or event of default arising from its failure to provide timely quarterly financial statements for the three months ended March 31, 2020; (ii) redetermined the borrowing base to $286 million from $290 million; (iii) set the next borrowing base redetermination to be on or around July 1, 2020 (and in any event, no later than July 31, 2020), (iv) amended the borrowing base utilization grid used in the applicable margin, as noted above and (v) until the July 1, 2020 redetermination, restricted the Company and its subsidiaries’ ability to incur debt with respect to, among other items, capital leases and permitted senior debt, grant liens to secure other obligations, pay dividends on LRAI’s preferred stock and make certain investments.

As there is no guarantee that the Company's lenders will agree to waive events of default or potential events of default in the future, the amounts outstanding under the Credit Facility as of March 31, 2020 were classified as current in the accompanying Condensed Consolidated Balance Sheet.

Forbearance Agreement and Fourteenth Amendment

On July 2, 2020, the Company entered into a Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement with Citibank, N.A., as administrative agent and the lenders party thereto (the “Forbearance Agreement”) with respect to the Credit Facility. Pursuant to the Forbearance Agreement, among other things, (i) the lenders under the Credit Facility agree to refrain from exercising their rights and remedies under the Credit Facility and related loan documents with respect to certain defaults until July 31, 2020, (ii) the borrowing base was redetermined to $225 million from $286 million, (iii) all proceeds of dispositions and terminations or liquidations of swap agreements shall be used to repay the Credit Facility and shall automatically reduce the borrowing base by the amount of the repayment and (iv) certain exceptions to the covenant restriction on investments shall no longer be available.

The rights of the lenders to exercise rights and remedies resulted from our failure to comply with the current ratio with respect to the quarter ended March 31, 2020 and the defaults expected with respect to the quarter ending June 30, 2020, under the current ratio and the leverage ratio covenants, and the default with respect to the failure to make the interest payment due on July 1, 2020, under the 11.25% Senior Notes.

The Forbearance Agreement can be terminated by the lenders upon (i) the occurrence of any default or event of default under the Credit Facility other than those disclosed, (ii) the failure of the Company to comply with any of the terms and requirements of the Forbearance Agreement, (iii) the breach of any representation or warranty, (iv) the exercise of any rights by other debt holders relating to foreclosure or acceleration and (v) the commencement of any bankruptcy proceeding with respect to any loan party. Additionally, the Forbearance Agreement can be terminated if the Company fails to deliver a detailed restructuring proposal to the lenders by July 16, 2020. If the Forbearance Agreement terminates and any then-current and ongoing events of default have not been waived or cured, the lenders will be able to accelerate the loans and pursue their rights and remedies.

11.25% Senior Notes

In January 2018, the Company issued $250 million of 11.25% Senior Notes to U.S.-based institutional investors. The net proceeds of $244.4 million were used to fully retire the Company’s 8.75% Senior Notes, which included principal, interest and a prepayment premium of approximately $162 million. The remaining net proceeds were used to reduce borrowings under the Credit Facility.

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

The Company did not make its interest payment on the 11.25% Senior Notes that was due on July 1, 2020 of approximately $14.1 million. The Company has 30 days to cure the default before the holders of the 11.25% Senior Notes or the trustee may be able to accelerate payment. The missed interest payment is a current event of default under the Credit Facility. The Company has entered into the Forbearance Agreement which provides that, among other things, the lenders under the Credit Facility have agreed to forbear the Company’s default of the interest payment until July 31, 2020. However, the default under the Credit Facility has not been waived and still exists, and the Forbearance Agreement can be terminated if the Company fails to deliver a detailed restructuring proposal to the lenders by July 16, 2020. Accordingly, the amounts outstanding under the 11.25% Senior Notes as of March 31, 2020 were classified as current in the accompanying Condensed Consolidated Balance Sheet.

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

The Company cannot provide any assurances that it will be successful in restructuring existing debt obligations or in obtaining capital sufficient to fund the refinancing of its outstanding indebtedness or to provide sufficient liquidity to meet its operating needs. If the Company is unsuccessful in its efforts to restructure and obtain new financing, it may be necessary for the Company to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”), or an involuntary petition for bankruptcy may be filed against the Company.
Note 8. Stockholders’ Equity
Series A Preferred Stock Dividends
Holders of Series A-1 Preferred Stock are entitled to cumulative dividends payable quarterly initially at a rate of 9% per annum (the “Dividend Rate”) in cash and, for any 12 quarters (“PIK Quarters”), at the Company’s option, (i) in the form of additional shares of the respective series of Series A-1 Preferred Stock at a per share price equal to $975 or (ii) by increasing Stated Value, in lieu of cash (collectively, the “PIK Option”). After the 12 PIK Quarters (one of which remain as of March 31, 2020), if the Company fails to fully declare and pay dividends in cash, then the Dividend Rate for Series A Preferred Stock will automatically increase by 5% per annum for the next succeeding dividend period and then an additional 1% for each successive dividend period, up to a maximum Dividend Rate of 20% per annum, until the Company pays dividends at such increased rate fully in cash for two consecutive quarters.
Starting with the third quarter of 2017 and through the fourth quarter of 2019, the Company elected the PIK Option for the Class A-1 Preferred Stock dividend payment, which resulted in the issuance of 20,328 additional shares of Series A-1 Preferred Stock. During the first quarter of 2020, the Company also elected the PIK Option, which resulted in the issuance of 2,257 additional shares of Series A-1 Preferred Stock.
Note 9. Stock-Based Compensation
Restricted Stock Units
Lonestar grants awards of restricted stock units ("RSUs") to employees and directors as part of its long-term compensation program. For the three months ended March 31, 2020 and 2019, the Company recognized $(1.3) million and $0.7 million, respectively, of stock-based compensation (benefit) expense for RSUs. The liability for RSUs on the accompanying consolidated balance sheet as of March 31, 2020 was $0.1 million.
As of March 31, 2020, there was $0.4 million of unrecognized compensation expense related to non-vested RSU grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years. The fair value of RSU grants that vested during the three months ended March 31, 2020 and 2019 totaled 0.5 million and 0.9 million, respectively.

A summary of the status of the Company's non-vested RSU grants issued, and the changes during the three months ended March 31, 2020 is presented below:

	Shares	Weighted Average Fair Value per Share
Non-vested RSUs at December 31, 2019	1,849,676	$4.04
Granted	—	—
Vested	(692,050)	0.69
Forfeited	(24,200)	—
Non-vested RSUs at March 31, 2020	1,133,426	$3.62
Stock Appreciation Rights
In the past, Lonestar has granted awards of stock appreciation rights (“SARs”) to employees and directors as part of its long-term compensation program. For the three months ended March 31, 2020 and 2019, the Company recognized $(0.5) million and $0.2 million, respectively, of stock-based compensation (benefit) expense for SARs. The liability for SARs on the accompanying unaudited consolidated balance sheet as of March 31, 2020 was not material.
As of March 31, 2020, the total compensation cost to be recognized in future periods related to non-vested SAR grants was not material. The cost is expected to be recognized over a weighted-average period of 1.0 year.
The following is a summary of the Company's SAR activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2019	1,010,000	$6.30	2.5
SARs vested and exercisable at December 31, 2019	606,250	6.65	2.4
Granted	—	—	—
Exercised	—	—	—
Expired/forfeited	—	—	—
Outstanding at March 31, 2020	1,010,000	$6.30	2.3
SARs vested and exercisable at March 31, 2020	805,000	$6.79	2.1
Note 10. Related Party Activities
New Tech Global Ventures, LLC, and New Tech Global Environmental, LLC, companies in which a director of the Company owns a limited partnership interest, have provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $0.5 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.
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

Note 11. Commitments and Contingencies
Lonestar has one drilling rig under contract that is currently operating, which provides for a drilling rate of $19.0 thousand per day and expires on September 7, 2020. Should the Company terminate the contract early, the early termination fee totals $15.0 thousand per day times the remaining number of days left on the contract after the termination date.
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

In June, the Company began flowback operations on the Hawkeye #14H, Hawkeye #15H, and Hawkeye #16H, which were the first wells completed in the AMI. The Company's JDA partner did not participate in these wells, and on June 29, 2020 the Company completed a sale of 40% of the working interest in these wells to a third party for $9.1 million. After the sale, Lonestar has a 50% WI / 37.5% NRI in these wells.

Note 12. Subsequent Events
Preferred Stock PIK Dividend
On June 25, 2020, the Company approved a dividend with respect to the Company’s Series A-1 Preferred Stock. Chambers, as the holder of A-1 Preferred Stock as of June 25, 2020, received an aggregate of 2,308 additional shares of A-1 Preferred Stock as a dividend for its A-1 Preferred Stock on June 30, 2020.

CIC Plan

On June 29, 2020, the Company entered into Eligibility Notification Letters (the “Eligibility Notification Letters”) with each of our named executive officers, including Frank D. Bracken III, our chief executive officer and Barry D. Schneider, our chief operating officer, in connection with the Lonestar Resources US Inc. Change in Control Severance Plan (the “CIC Plan”) that was adopted by our board of directors. Under the Plan and the Eligibility Notification Letters, eligible participants will be entitled to severance payments and benefits in the event their employment is terminated by us without cause or they resign for good reason, in either case within two years following or two and one-half months prior to a change in control of the Company, subject to the participant’s execution and non-revocation of a release of claims in favor of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes thereto included herein and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K. Any terms used but not defined herein have the same meaning given to them in the Form 10-K. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with Risk Factors under Item 1A of the Form 10-K, along with Forward Looking Information at the end of this section for information on the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
OVERVIEW
Lonestar is an independent oil and natural gas company focused on the exploration, development and production of unconventional oil, natural gas liquids and natural gas in the Eagle Ford Shale play in South Texas.
Market Developments and Response to Commodity Price Declines
The COVID-19 coronavirus ("COVID-19") pandemic has resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and has created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil combined with the oil supply increase attributable to the battle for market share among the Organization of the Petroleum Exporting Countries ("OPEC"), Russia and other oil producing nations, resulted in oil prices declining significantly beginning in late February 2020. During this time NYMEX oil prices declined from averages in the mid-$50s per Bbl range in January and February 2020, to an average of approximately $30 per Bbl in March. NYMEX oil prices continued to decline in April 2020 to an average of $17 per Bbl in response to uncertainty about the duration of the COVID-19 pandemic and storage constraints resulting from over-supply of produced oil, before recovering to the upper-$30s per Bbl by late June after the implementation of production cuts by OPEC, significant production cuts by domestic operators, and an easement of storage capacity concerns.
The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which will ultimately depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, additional actions by businesses and governments in response to both the pandemic and the decrease in oil prices, the speed and effectiveness of responses to combat the virus, and the time necessary to equalize oil supply and demand to restore oil pricing.

In response to these developments, we have implemented the following operational and financial measures:

•	Reduced budgeted 2020 capital spending from $80-$85 million to $55-$65 million, or 27% at midpoint;

•	Deferred our 2020 drilling program;

•	Implemented cost-reduction measures including negotiating reduced rates for water disposal, chemicals, rentals, and workovers;

•
Shut in or stored approximately 4,700 BOE per day of production during late-April and all of May 2020, primarily at our oil-rich fields in our Central Eagle Ford Area. When the Company brought these shut-in wells back online during the first week of June, they came on stronger than before, producing an additional 500 BOE per day across all wells.

•
Entered into additional commodities derivatives in March 2020 to hedge an additional 2,000 Bbls of oil per day at an average swap price of $41.00 per Bbl and 27,500 Mcf of natural gas per day at an average price of $2.36 per Mcf in 2021. Our current oil hedge position covers 7,498 Bbls per day for the second quarter of 2020, 7,565 Bbls per day for the second half of 2020, and 7,000 Bbls per day for 2021. Our current natural gas hedge position covers 20,000 Mcf per day for the remaining three quarters of 2020, and 27,500 Mcf per day for 2021.

We continue to assess the global impacts of the COVID-19 pandemic and expect to continue to modify our plans as more clarity around the full economic impact of COVID-19 becomes available. See Risk Factors for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Recent Developments

Our present level of indebtedness and the current commodity price environment present challenges to our ability to comply with the covenants in our revolving credit facility over the next twelve months and therefore substantial doubt exists that we will be able to continue as a going concern. As of March 31, 2020, we had total indebtedness of $522.4 million, including $250.0 million of Senior Notes due 2023 (the "11.25% Senior Notes”), $267.0 million under our Credit Facility (as defined below) and $8.9 million under our building loan. At July 2, 2020, we had $285 million drawn on the Credit Facility and have a $60.4 million borrowing base deficiency due to the terms of the Forbearance Agreement (as defined below), which redetermined our borrowing base at $225 million.

We did not satisfy the consolidated current ratio covenant under our Credit Facility as of the March 31, 2020 and December 31, 2019 measurement dates and we defaulted on the July 1, 2020 interest payment under the 11.25% Senior Notes. Such failures represent events of default under our Credit Facility, and the missed interest payment will represent an event of default under the 11.25% Senior Notes if not cured in 30 days. In addition, the audit report prepared by our auditors with respect to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 includes an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” This, in addition to not providing timely audited financial statements, represented an additional default under the Credit Facility. As a result, the outstanding amount of borrowings under the Credit Facility as of March 31, 2020 and December 31, 2019 have been classified as current in the accompanying consolidated balance sheets because we do not anticipate maintaining compliance with the consolidated current ratio over the next twelve months.

We entered into the Waiver (as defined below) on April 7, 2020, with certain lenders and Citibank, N.A., as administrative bank, to waive the events of default relating to our failure to comply with the current ratio covenant as of December 31, 2019, to provide timely audited financial statements and to provide audited financial statements that are not subject to any “going concern” or like qualification or exception for the fiscal year ended December 31, 2019. We entered into the Thirteenth Amendment on June 11, 2020 with the lenders to waive any default and event of default relating to our failure to timely deliver the quarterly financial statements for the three months ended March 31, 2020. Although we have entered into these waivers, there is no guarantee that our lenders will agree to waive events of default or potential events of default in the future. Our failure to meet the current ratio in the Credit Facility as of March 31, 2020, is an event of default under the Credit Facility. The Company received a forbearance until July 31, 2020 for the default in the consolidated current ratio covenant as of the March 31, 2020 measurement date and the default for the missed interest payment under the 11.25% Senior Notes pursuant to the Forbearance Agreement. Despite the forbearance, the defaults under the Credit Facility are continuing, and will continue, absent a waiver from the lenders.

As we do not anticipate maintaining compliance with the consolidated current ratio covenant under our revolving credit facility over the next twelve months, we are evaluating the available financial alternatives, including obtaining alternative financing as well as seeking waivers, forbearances or amendments to the covenants or other provisions of our revolving credit facility to address any existing or future defaults and have engaged financial and legal advisors to assist. If we are unable to reach an agreement with our lenders or find acceptable alternative financing, the lenders under our revolving credit facility may choose to accelerate repayment, which in-turn may result in an event of default and an acceleration of the 2023 Notes due to cross-default provisions. We have concluded that these circumstances create substantial doubt regarding our ability to continue as a going concern. If the Company's lenders or its noteholders accelerate the payment of amounts outstanding under its Credit Facility or the 11.25% Senior Notes, respectively, it does not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. While the Company believes the proceeds of assets sales can fund immediate working capital needs, in the context of the current market conditions it is unclear whether the Company can obtain any additional sources of capital. We have concluded that these circumstances create substantial doubt regarding our ability to continue as a going concern.

The Company cannot provide any assurances that it will be successful in restructuring existing debt obligations or in obtaining capital sufficient to fund the refinancing of its outstanding indebtedness or to provide sufficient liquidity to meet its operating needs. If the Company is unsuccessful in its efforts to restructure and obtain new financing, it may be necessary for the Company to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”), or an involuntary petition for bankruptcy may be filed against the Company.

Operational Highlights for the First Quarter of 2020
During the first quarter of 2020, we achieved the following operating and financial results:

•
Production increased by 27% compared to the first quarter of 2019, averaging 14,436 BOE per day versus 11,372 BOE per day. Compared to the fourth quarter of 2019, production decreased 18%, or 3,111 BOE per day, from 17,547 BOE per day.

•	Drilled and completed five new wells.

•
Continued to lower our operating expenses on a per-BOE basis. Compared to the first quarter of 2019, lease operating and gas gathering, and production and ad valorem taxes decreased on a per-BOE basis due to the continued increase in production throughout the year and our focus on controlling costs. General and administrative expense and interest expense also continue to decrease on a per-BOE basis.

Changes in operating results between the first quarters of 2020 and 2019 were primarily driven by the following:

•	Revenues decreased by $3.7 million, or 9%, between the two quarters, primarily driven by a 38% decrease in commodity prices partially offset by a 28% increase in production.

•
Our first quarter 2020 net loss includes a $199.9 million impairment charge on oil and gas properties, while our first quarter 2019 net loss includes a $33.5 million loss on sale of oil and gas properties.

•
Compared to the first quarter of 2019, lease operating and gas gathering expense decreased $0.08, or 1%, per BOE, production and ad valorem taxes decreased $0.44, or 20%, per BOE, general and administrative expense decreased $2.12, or 50%, per BOE, and interest expense decreased $1.57, or 15%, per BOE.

•	Derivative financial instruments had a net gain of $101.2 million in the first quarter of 2020, compared to a net loss of $36.2 million in the first quarter of 2019.
During the first quarter of 2020, we recognized net loss attributable to common stockholders of $113.0 million, or $4.52 per diluted common share, compared to a net loss attributable to common stockholders of $60.6 million, or $2.45 per diluted common share, in the first quarter of 2019. We generated $13.8 million of cash flow from operating activities during the first quarter of 2020, which was $4.0 million more than the $9.8 million generated by operating activities during the first quarter of 2019.
Gonzales County AMI
In February 2020, we entered into a Joint Development Agreement (the "JDA") in Gonzales County with one of the largest producers in the Eagle Ford which encompass an Area of Mutual Interest (the "AMI") totaling approximately 15,000 acres.
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

In June, we began flowback operations on the Hawkeye #14H, Hawkeye #15H, and Hawkeye #16H. These wells were the first wells completed in the AMI, and were drilled to total measured depths of 21,221, 20,924, and 20,228 feet, respectively. Our JDA partner did not participate in these wells, and on June 29, 2020 we completed a sale of 40% of the working interest in these wells to a third party for $9.1 million. The Hawkeye #14H, #15H, and #16H wells were fracture-stimulated in engineered completions using diverters with an average proppant concentration of 1,827 pounds per foot over 37, 36 and 34 stages, respectively. After the sale noted above, Lonestar has a 50% WI / 37.5% NRI in these wells.

Although these wells are in the early stages of flowback, they are looking promising. Initial rates recorded for the wells are:

•	Hawkeye #14H - With a perforated interval of 10,979 feet, the #14H tested 1,419 Bbls/d oil, 108 Bbls/d of NGLs, 774 Mcf/d, or 1,656 BOE/d (three-stream) on a 30/64” choke.

•	Hawkeye #15H - With a perforated interval of 10,608 feet, the #15H tested 1,598 Bbls/d oil, 118 Bbls/d of NGLs, 849 Mcf/d, or 1,858 BOE/d (three-stream) on a 30/64” choke.

•	Hawkeye #16H - With a perforated interval of 9,885 feet, the #16H tested 1,483 Bbls/d oil, 111 Bbls/d of NGLs, 799 Mcf/d, or 1,727 BOE/d (three-stream) on a 30/64” choke.

RESULTS OF OPERATIONS
Certain of our operating results and statistics for the three months ended March 31, 2020 and 2019 are summarized below:

In thousands, except per share and unit data	Three Months Ended March 31,
	2020	2019
Operating Results
Net loss attributable to common stockholders	$(113,048)	$(60,629)
Net loss per common share – basic(1)	(4.52)	(2.45)
Net loss per common share – diluted(1)	(4.52)	(2.45)
Net cash provided by operating activities	13,835	9,826
Revenues
Oil	$29,990	$33,584
NGLs	2,599	3,393
Natural gas	4,420	3,764
Total revenues	$37,009	$40,741
Total production volumes by product
Oil (Bbls)	658,476	590,096
NGLs (Bbls)	303,485	217,561
Natural gas (Mcf)	2,110,381	1,295,204
Total barrels of oil equivalent (6:1)	1,313,691	1,023,524
Daily production volumes by product
Oil (Bbls/d)	7,236	6,557
NGLs (Bbls/d)	3,335	2,417
Natural gas (Mcf/d)	23,191	14,391
Total barrels of oil equivalent (BOE/d)	14,436	11,372
Average realized prices
Oil ($ per Bbl)	$45.54	$56.90
NGLs ($ per Bbl)	8.56	15.60
Natural gas ($ per Mcf)	2.09	2.91
Total oil equivalent, excluding the effect from commodity derivatives ($ per BOE)	28.17	39.80
Total oil equivalent, including the effect from commodity derivatives ($ per BOE)	34.40	39.09
Operating and other expenses
Lease operating and gas gathering	$9,788	$7,710
Production and ad valorem taxes	2,369	2,291
Depreciation, depletion and amortization	24,354	17,970
General and administrative	2,881	4,379
Interest expense	11,610	10,656
Operating and other expenses per BOE
Lease operating and gas gathering	$7.45	$7.53
Production and ad valorem taxes	1.80	2.24
Depreciation, depletion and amortization	18.54	17.56
General and administrative	2.19	4.28
Interest expense	8.84	10.41

(1) Basic and diluted earnings per share are calculated using the two-class method. See Footnote 1. Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1.

Production
The table below summarizes our production volumes for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Oil (Bbls/d)	7,236	6,557	10%
NGLs (Bbls/d)	3,335	2,417	38%
Natural gas (Mcf/d)	23,191	14,391	61%
Total (BOE/d)	14,436	11,372	27%
Total production during the first quarter of 2020 averaged 14,436 BOE per day, an increase of 27%, or 3,064 BOE per day, compared to the same period in 2019. This increase was primarily driven by development of our Eagle Ford acreage, partially offset by approximately 200 BOE per day lost with the Pirate divestiture which occurred in March 2019.
Our production during the first quarter of 2020 was 73% oil and NGLs, compared to 79% during the first quarter of 2019.
Oil, Natural Gas Liquid and Natural Gas Revenues
The table below summarizes our production revenues for the three months ended March 31, 2020 and 2019:

In thousands	Three Months Ended March 31,
	2020	2019	Change
Oil	$29,990	$33,584	(11)%
NGLs	2,599	3,393	(23)%
Natural gas	4,420	3,764	17%
Total revenues	$37,009	$40,741	(9)%
Our oil, NGL and natural gas revenues during the three months ended March 31, 2020 decreased $3.7 million, or 9%, compared to those revenues for the same period in 2019. The changes in our oil, NGL and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

In thousands	Three Months Ended March 31, 2020 vs 2019

	Increase (Decrease) in Revenues	Percentage Increase (Decrease) in Revenues
Change in oil, NGL and natural gas revenues due to:
Increase in production	$11,549	28%
Decrease in commodity prices	(15,281)	(39)%
Total change in oil, NGL and natural gas revenues	$(3,732)	(9)%

Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Average net realized price
Oil ($/Bbl)	$45.54	$56.90	(20)%
NGLs ($/Bbls)	8.56	15.60	(45)%
Natural gas ($/Mcf)	2.09	2.91	(28)%
Total ($/BOE)	28.17	39.80	(29)%
Average NYMEX differentials
Oil per Bbl	$0.03	$2.00	(99)%
Natural gas per Mcf	(0.18)	(0.01)	1,744%
The average wellhead price for our production in the three months ended March 31, 2020 was $28.17 per BOE, a 29% decrease compared to the average price for the comparable period in 2019. Reported wellhead realizations were driven lower by a decrease in the crude oil and natural gas benchmark prices between the periods, in addition to a significantly lower NYMEX oil differential. Our realized NGL price of $8.56 per Bbl, or 19% of NYMEX WTI, was largely due to a sharp drop in ethane prices.
Our average NYMEX oil differential decreased quarter over quarter by $1.97 per Bbl, largely due to the decreased spread between Louisiana Light Sweet ("LLS") prices, for which substantially all of our crude oil sales were based for the periods presented, and NYMEX WTI benchmark prices.
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
The following table summarizes the net cash (payments) receipts on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
In thousands, except price impact	Net realized settlements	Price impact	Net realized settlements	Price impact
(Payments) receipts on settlements of oil derivatives	$(155)	$(0.24)	$462	$0.78
Receipts on settlements of natural gas derivatives	1,236	0.59	847	0.65
Total net commodity derivative settlements	$1,081		$1,309
Our realized net gain on commodity derivative contracts was $8.2 million for the three months ended March 31, 2020, as compared to net loss of $0.7 million for the three months ended March 31, 2019. We realized an average gain of $6.23 per BOE on our oil and natural gas swaps during the three months ended March 31, 2020, as compared to an average loss of $0.72 per BOE for the three months ended March 31, 2019.

Production Expenses
The table below presents detail of production expenses for the three months ended March 31, 2020 and 2019:

In thousands, except expense per BOE	Three Months Ended March 31,
	2020	2019	Change
Production expenses
Lease operating and gas gathering	$9,788	$7,710	27%
Production and ad valorem taxes	2,369	2,291	3%
Depreciation, depletion and amortization	24,354	17,970	36%
Production expenses per BOE
Lease operating and gas gathering	$7.45	$7.53	(1)%
Production and ad valorem taxes	1.80	2.24	(19)%
Depreciation, depletion and amortization	18.54	17.56	6%
Lease Operating and Gas Gathering
The table below provides detail of our lease operating and gas gathering expense for the three months ended March 31, 2020 and 2019:

In thousands	Three Months Ended March 31,
	2020	2019	Change
Lease operating	$7,638	$6,831	12%
Gas gathering, processing and transportation	2,150	879	145%
Total lease operating and gas gathering expense	$9,788	$7,710	27%
Lease operating expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for direct labor, water injection and disposal, utilities, materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production and ad valorem taxes.
Our lease operating and gas gathering expense increased $2.1 million, or 27%, for the three months ended March 31, 2020 to $9.8 million from $7.7 million in the comparable period in 2019. On a unit-of-production basis, lease operating and gas gathering expense decreased 1%, or $0.08 per BOE, from $7.53 per BOE in the three months ended March 31, 2019 to $7.45 per BOE in the three months ended March 31, 2020. The increase in total lease operating costs is due to continuing incremental production brought online by our Eagle Ford development program, as well as higher gas processing costs in the current year.
Compared to the fourth quarter of 2019, lease operating and gas gathering expense decreased 23%, or $2.2 million. On a unit-of-production basis, these expenses increased 22%, or $1.33 per BOE, from the fourh quarter of 2019.
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
The following table provides detail of our production and ad valorem taxes for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
In thousands	2020	2019	Change
Production taxes	$1,325	$1,786	(26)%
Ad valorem taxes	1,044	505	107%
Total production and ad valorem tax expense	$2,369	$2,291	3%

Our total production and ad valorem tax expense increased 3%, or $0.1 million, between the three months ended March 31, 2020 and 2019. Production taxes were lower in the current period due to lower revenues, caused in-turn by lower commodity prices. Ad valorum taxes were higher in the current period due to higher reserve values for our properties. On a unit-of-production basis, production and ad valorem tax expense decreased 19%, or $0.44 per BOE, from $2.24 per BOE in the three months ended March 31, 2019 to $1.80 per BOE in the three months ended March 31, 2020. This decrease in the per-BOE rate is attributable to lower commodity prices received for our production in the current period.
Compared to the fourth quarter of 2019, production and ad valorem taxes decreased $0.7 million, or 22%. This decrease correlates with the decrease in the Company's production between the periods in addition to lower commodity prices. On a unit-of-production basis, these expenses decreased 4%, or $0.08 per BOE, from the fourth quarter of 2019.
Depreciation, Depletion and Amortization
The table below provides detail of our depreciation, depletion and amortization ("DD&A") expense for the three months ended March 31, 2020 and 2019.

In thousands	Three Months Ended March 31,
	2020	2019	Change
Depletion of proved oil and gas properties	$23,905	$17,556	36%
Depreciation of other property and equipment	363	336	8%
Accretion of asset retirement obligations	86	78	10%
Total DD&A expense	$24,354	$17,970	36%
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
DD&A expense for the three months ended March 31, 2020 was $24.4 million, a 36% increase from $18.0 million in the comparable period in 2019. This increase is due to continued development of our properties in the Eagle Ford. On a unit-of-production basis, DD&A increased 6%, or $0.98 per BOE, from $17.56 per BOE for the three months ended March 31, 2019 to $18.54 per BOE for the three months ended March 31, 2020.
Compared to the fourth quarter of 2019, DD&A expense for the three months ended March 31, 2020 decreased $0.1 million. On a unit-of-production basis, DD&A increased by $2.96 per BOE, or 3%, from the fourth quarter of 2019.
Loss on Sale of Oil and Gas Properties
In March, 2019, we completed the divestiture of its Pirate assets in Wilson County for an adjusted cash purchase price of $11.5 million, after closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE/d. We recognized a loss of $33.5 million during the first quarter of 2019 in conjunction with the sale of the assets.
Impairment of Oil and Gas Properties
We evaluate impairment of proved and unproved oil and gas properties on a region basis. On this basis, certain regions may be impaired because they are not expected to recover their entire carrying value from future net cash flows.
During the first quarter of 2020, we recorded impairment charges totaling approximately $199.9 million across various Eagle Ford properties, of which $199.0 million was proved and $0.9 million was unproved. These impairments resulted from removing PUDs and probable reserves from future development plans due to the continued depressed commodity prices and the uncertainly of Company's liquidity situation.

It is reasonably possible that the Company's estimate of undiscounted future net cash flows may change in the future resulting in the need to impair the carrying value of its properties. See Part II Item 1A. Risk Factors, for further discussion.
General and Administrative
General and administrative ("G&A") expense decreased $1.5 million, or 33%, to $2.9 million in the three months ended March 31, 2020, from $4.4 million for the comparable period in 2019. This decrease reflects gains in stock-based compensation in the current quarter (see below), partially offset by higher compensation expense. On a unit-of-production basis, G&A expense decreased 49%, or $2.09 per BOE, from $4.28 per BOE in the three months ended March 31, 2019 to $2.19 per BOE in the three months ended March 31, 2020. This decrease was due to the increase in production volumes quarter to quarter, as well as the changes in total expense noted above.
Stock-based compensation gains included in G&A was $1.8 million for the three months ended March 31, 2020, versus expense of $0.9 million for the three months ended March 31, 2019. These awards are accounted for as liabilities and these liabilities decreased due to the decrease in the Company's stock price during the quarter, which in-turn caused a gain in G&A.
Compared to the fourth quarter of 2019, G&A expense for the three months ended March 31, 2020 decreased $1.3 million, or 31%. On a unit-of-production basis, G&A expense decreased by $0.38 per BOE, or 15%, from the fourth quarter of 2019.
Interest Expense
The table below provides detail of the interest expense for our various long-term obligations for the three months ended March 31, 2020 and 2019:

In thousands	Three Months Ended March 31,
	2020	2019	Change
Interest expense on 11.25% Senior Notes	$7,031	$7,031	—%
Interest expense on Credit Facility	3,685	2,824	30%
Other interest expense	126	100	26%
Total cash interest expense (1)	$10,842	$9,955	9%
Amortization of debt issuance costs and discounts	768	701	10%
Total interest expense	$11,610	$10,656	9%
Per BOE:
Total cash interest expense	$8.25	$9.73	(15)%
Total interest expense	8.84	10.41	(15)%
(1) Cash interest is presented on an accrual basis.
Our total interest expense in the three months ended March 31, 2020 was $11.6 million, an 9% increase from $10.7 million in the comparable period in 2019. This increase is primarily due to a combination of a higher principal balance on our Credit Line (as defined below) in the current quarter.
On a unit-of-production basis, total interest expense decreased by 15%, or $1.57 per BOE, from $10.41 per BOE in the three months ended March 31, 2019 to $8.84 per BOE in the three months ended March 31, 2020.
Compared to the fourth quarter of 2019, interest expense for the three months ended March 31, 2020 slightly increased by $0.5 million, primarily due to higher borrowing on our Credit Facility. On a unit-of-production basis, interest expense increased 28%, or $1.93 per BOE, from the fourth quarter of 2019.

Income Taxes
The following table provides further detail of our income taxes for the three months ended March 31, 2020 and 2019:

In thousands, except per-BOE amounts and tax rates	Three Months Ended March 31,
	2020	2019
Current income tax benefit	$424	$11
Deferred income tax benefit	931	12,922
Total income tax benefit	$1,355	$12,933
Average income tax benefit per BOE	$1.03	$12.64
Effective tax rate	1.2%	18.1%
Total net deferred tax asset (liability) on balance sheet at period end	$—	$552
As a result of the loss before income tax of $112.1 million in the three months ended March 31, 2020 and net loss before income tax of $71.5 million in the three months ended March 31, 2019, we recorded income tax benefit of $1.4 million and $12.9 million in the three months ended March 31, 2020 and 2019, respectively.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain taxpayer relief as a result of the COVID-19 pandemic. The CARES Act included several favorable provisions that impacted income taxes, primarily the modified rules on the deductibility of business interest expense for 2019 and 2020, a five-year carryback period for net operating losses generated after 2017 and before 2021, and the acceleration of refundable alternative minimum tax credits. The CARES Act did not materially impact our effective tax rate for the three months ended March 31, 2020, and we are currently assessing the potential future impact.
Our deferred tax assets exceeded our deferred tax liabilities at March 31, 2020 primarily due to tax consequences of the impairment of our proved properties during the first quarter of 2020; as a result, we retained a full valuation allowance of $32.6 million at March 31, 2020 due to uncertainties regarding the future realization of our deferred tax assets. The valuation allowance is also the primary cause for the variance between our statutory tax rate of 21% and the effective tax rate of 1.2% for the quarter. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits is determined to be more likely than not.

CAPITAL RESOURCES AND LIQUIDITY

Liquidity and Capital Resources

We expect that our primary source of liquidity will be cash flows generated by operating activities. During the first quarter of 2020, we generated cash flows from operations of $13.8 million, after giving effect to $3.3 million of positive changes in cash flows from working capital. As of July 2, 2020, our Credit Facility had an outstanding balance of $285 million and a borrowing-base deficiency of $60.4 million as a result of the terms of the Forbearance Agreement (see below), which will need to be repaid within 60 days of July 2, 2020. We did not make a $14.1 million interest payment on our 11.25% Senior Notes due July 1, 2020.

The Company's primary needs for cash are for capital expenditures, acquisitions of oil and natural gas properties, payments of contractual obligations and working capital obligations. We have historically financed our business through cash flows from operations, borrowings under our Credit Facility and the issuance of bonds and equity offerings. As circumstances warrant, we may access the capital markets and issue equity or debt from time to time on an opportunistic basis in a continued effort to optimize our balance sheet and to fund our operations and capital expenditures in the future, dependent upon market conditions and available pricing, however this is unlikely with our current financial condition. Uses of such proceeds may include repayment of our debt, development or acquisition of additional acreage or proved properties, and general corporate purposes. There can be no assurance that future funding of transactions will be available on favorable terms, or at all, and we therefore cannot guarantee the outcome of any such transactions.

As discussed above, NYMEX oil prices have decreased significantly since the beginning of 2020, decreasing from nearly $60 per barrel in early January to the upper $30s per barrel in late June and were considerably lower during the months of April and May. This decrease in the market prices for our production directly reduce our operating cash flow and indirectly impact our other sources of potential liquidity, such as lowering our borrowing capacity under our revolving credit facility, as our borrowing capacity and borrowing costs are generally related to the estimated value of our proved reserves. In this low oil price environment, we have taken various steps to preserve our liquidity including (1) by reducing our 2020 budgeted development capital spending, (2) by continuing to focus on reducing our operating and overhead costs, and (3) by adding additional commodity hedges for 2021 to reduce our long-term exposure to commodity prices.

At March 31, 2020, we had $1.1 million in cash and cash equivalents and approximately $22.6 million of availability under our Credit Facility. As of July 2, 2020 the borrowing base was redetermined to $225 million from $286 million pursuant to the Forbearance Agreement. The outstanding balance under our credit facility was $285 million as of July 2, 2020, which represents a borrowing deficiency of $60.4 million, and we are obligated to pay the deficiency within 60 days after July 2, 2020.

We did not satisfy the consolidated current ratio covenant under the Credit Facility as of the March 31, 2020 measurement date and did not make an interest payment date under the 11.25% Senior Notes that was due on July 1, 2020. Such failures currently represent events of default under the Credit Facility, and the missed interest payment will also represent an event of default under the 11.25% Senior Notes if not cured within 30 days. The Company received a forbearance from the lenders under the Credit Facility until July 31, 2020 for the default in the consolidated current ratio covenant as of the March 31, 2020 measurement date and the missed interest payment pursuant to the Forbearance Agreement. Despite the forbearance, the defaults under the Credit Facility are continuing, and will continue, absent a waiver from the lenders. We do not anticipate maintaining compliance with the consolidated current ratio over the next twelve months.

We do not anticipate maintaining compliance with the consolidated current ratio covenant under our Credit Facility over the next twelve months, and are evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers, forbearances or amendments to the covenants or other provisions of the Credit Facility to address any existing or future defaults and have engaged financial and legal advisors to assist the Company. If we are unable to reach an agreement with its lenders or find acceptable alternative financing, the lenders of the Credit Facility may choose to accelerate repayment, in addition to the $60.4 million due from the current borrowing base deficiency noted above, which in turn may result in an event of default and an acceleration of the 11.25% Senior Notes. If our lenders or our noteholders accelerate the payment of amounts outstanding under our Credit Facility or the 11.25% Senior Notes, respectively, the Company does not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. While we believe the proceeds of assets sales can fund immediate working capital needs, in the context of the current market conditions it is unclear whether we can obtain any additional sources of capital.

We cannot provide any assurances that we will be successful in any restructuring of existing debt obligations or obtaining capital sufficient to fund the refinancing of its outstanding indebtedness or to provide sufficient liquidity to meet our operating needs. If the Company is unsuccessful in its efforts to restructure and obtain new financing, it may be necessary for us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”), or an involuntary petition for bankruptcy may be filed against us. We have concluded that these circumstances create substantial doubt regarding our ability to continue as a going concern.
Cash flows for the three months ended March 31, 2020 and 2019 are presented below:

In thousands	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$13,835	$9,826
Investing activities	(35,776)	(22,298)
Financing activities	19,946	10,884
Net change in cash	$(1,995)	$(1,588)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $13.8 million for the first three months of 2020 was $4.0 million more than the first three months of 2019, which totaled $9.8 million. Excluding changes in operating assets and liabilities, net cash provided by operating activities decreased $7.8 million. Compared to the first three months of 2019, the first three months of 2020 had significantly lower commodity prices which were largely offset by higher oil and natural gas production. Changes in our operating assets and liabilities between the three months ended March 31, 2019 and the three months ended March 31, 2020 resulted in a net increase of approximately $11.8 million in net cash provided by operating activities for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $13.5 million, from $22.3 million in the three months ended March 31, 2019 to $35.8 million in the three months ended March 31, 2020. This increase is primarily due to $12.0 million in proceeds from the sale of the Pirate assets in March 2019.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased $9.1 million, from $10.9 million provided during the three months ended March 31, 2019 to $19.9 million provided in the three months ended March 31, 2020. This increase is primarily due to lower repayments of our Credit Line borrowing in the current quarter.

Debt
Senior Secured Credit Facility

In July 2015, through our subsidiary, Lonestar Resources America, Inc. ("LRAI"), we entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”), which has a maturity date of November 15, 2023. As of March 31, 2020, $267.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility for the quarter was 5.30%. Borrowing availability was $22.6 million as of March 31, 2020, which reflects $0.4 million of letters of credit outstanding.

The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% (0.5% following the Thirteenth Amendment) based on the unused portion of the borrowing base under the Credit Facility. As of March 31, 2020, the borrowing base and lender commitments for the Credit Facility was $290 million. The borrowing base was lowered to $286 million on June 11, 2020 as part of the Thirteenth Amendment, and on July 2, 2020, the borrowing base was redetermined to $225 million from $286 million pursuant to the Forbearance Agreement. The outstanding balance under our credit facility was $285 million as of July 2, 2020 which represents a borrowing deficiency of $60.4 million. We are obligated to pay the deficiency within 60 days after July 2, 2020.

Borrowings under the Credit Facility, at our election, bear interest at either: (i) an alternate base rate (“ABR”) equal to the higher of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% per annum, and (c) the adjusted LIBO rate of a three-month interest period on such day plus 1.0%; or (ii) the adjusted LIBO rate, which is the rate stated on Reuters screen LIBOR1 page, for one, two, three, six or twelve months, as adjusted for statutory reserve requirements for Eurocurrency liabilities, plus, in each of the cases described in clauses (i) and (ii) above, an applicable margin ranging from 1.0% to 2.0% (2.0% to 3.5% following the Thirteenth Amendment) for ABR loans and from 2.0% to 3.0% (3.0% to 4.5% following the Thirteenth Amendment) for adjusted LIBO rate loans.

As the Credit Facility is in a state of of default, 2.0% incremental default interest would typically be due but is currently not being charged as part of the terms of the Forbearance Agreement (see below).

Subject to certain permitted liens, our obligations under the Credit Facility are required to be secured by the grant of a first priority lien on no less than 80% of the value of the proved oil and gas properties of the Company and its subsidiaries (currently 100% following the Thirteenth Amendment).

The Credit Facility contains certain financial performance covenants, as defined in the Credit Facility, including the following:

•	A maximum debt to EBITDAX ratio of 4.0 to 1.0, and

•	A current ratio of not less than 1.0 to 1.0.

We were not in compliance with the terms of the Credit Facility as of December 31, 2019 because we did not satisfy the consolidated current ratio at those times and the audit report prepared by our auditors with respect to the financial statements in the 2019 Form 10-K included an explanatory paragraph expressing uncertainty as to our ability to continue as a "going concern." The lenders waived the current ratio default with respect to December 31, 2019, pursuant to the Waiver. The Company received a forbearance until July 31, 2020 for the default in the consolidated current ratio covenant as of the March 31, 2020 measurement date and the missed July 1, 2020 interest payment under the 11.25% Senior Notes pursuant to the Forbearance Agreement. Despite the forbearance, the defaults under the Credit Facility are continuing, and will continue, absent a waiver from the lenders. As we do not anticipate maintaining compliance with the consolidated current ratio covenant under our Credit Facility over the next twelve months, we are evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking waivers, forbearances or amendments to the covenants or other provisions of our revolving credit facility to address future defaults. We were not in compliance with the terms of the Credit Facility as of May 15, 2020, because we did not timely deliver our financial statements with respect to the fiscal quarter ended March 31, 2020. Such failure represented a default under the Credit Facility which the lenders waived pursuant to the Thirteenth Amendment. As noted above, the borrowing base was redetermined to $225 million from $286 million pursuant to the Forbearance Agreement. The outstanding balance under our credit facility was $285 million as of July 2, 2020 which represents a borrowing deficiency of $60.4 million. We are obligated to pay the deficiency within 60 days after July 2, 2020.

Waiver and Eleventh Amendment

Effective April 7, 2020, we entered into the Waiver and Eleventh Amendment (the "Waiver") to waive events of default arising from our failure to comply with the consolidated current ratio as of December 31, 2019, to timely provide audited financial statements and to provide financial statements that are not subject to any “going concern” or like qualification or exception for the fiscal year ended December 31, 2019. As there was no guarantee that our lenders will agree to waive events of default or potential events of default in the future, the amounts outstanding under the Credit Facility as of December 31, 2019 were classified as current in the accompanying 2019 Condensed Consolidated Balance Sheet.

Twelfth Amendment

Effective May 8, 2020, we entered into the Twelfth Amendment to Credit Agreement (the “ Twelfth Amendment”), to allow the Company to accept proceeds of up to $2.2 million from an unsecured loan applied for under the Coronavirus Aid, Relief and Economic Security Act.

We have applied for, and have received, funds under the Paycheck Protection Program after the period end in the amount of $2.2 million. The application for these funds requires us to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires us to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

Waiver and Thirteenth Amendment

Effective June 11, 2020, we entered into the Waiver and Thirteenth Amendment to Credit Agreement (the "Thirteenth Amendment") which (i) waived any default or event of default arising from our failure to provide timely quarterly financial statements for the three months ended March 31, 2020; (ii) redetermined the borrowing base to $286 million from $290 million; (iii) set the next borrowing base redetermination to be on July 1, 2020 (and in any event, no later than July 31, 2020), (iv) amended the borrowing base utilization grid used in the applicable margin, as noted above and (v) until the July 1, 2020 redetermination, restricted the Company and its subsidiaries’ ability to incur debt with respect to, among other items, capital leases and permitted senior debt, grant liens to secure other obligations, pay dividends on LRAI’s preferred stock and make certain investments.

As there is no guarantee that our lenders will agree to waive events of default or potential events of default in the future, the amounts outstanding under the Credit Facility as of March 31, 2020 were classified as current in the accompanying Condensed Consolidated Balance Sheet.

Forbearance Agreement and Fourteenth Amendment

On July 2, 2020, we entered into a Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement with Citibank, N.A., as administrative agent and the lenders party thereto (the “Forbearance Agreement”) with respect to the Credit Facility. Pursuant to the Forbearance Agreement, among other things, (i) the lenders under the Credit Facility agree to refrain from exercising their rights and remedies under the Credit Facility and related loan documents with respect to certain defaults until July 31, 2020, (ii) the borrowing base was redetermined to $225 million from $286 million, (iii) all proceeds of dispositions and terminations or liquidations of swap agreements shall be used to repay the Credit Facility and shall automatically reduce the borrowing base by the amount of the repayment and (iv) certain exceptions to the covenant restriction on investments shall no longer be available.

The rights of the lenders to exercise rights and remedies resulted from our failure to comply with the current ratio with respect to the quarter ended March 31, 2020 and the defaults expected with respect to the quarter ending Jun 30, 2020, under the current ratio and the leverage ratio covenants, and the default with respect to the failure to make the interest payment due on July 1, 2020, under the 11.25% Senior Notes.

The Forbearance Agreement can be terminated by the lenders upon (i) the occurrence of any default or event of default under the Credit Facility other than those disclosed, (ii) the failure of the Company to comply with any of the terms and requirements of the Forbearance Agreement, (iii) the breach of any representation or warranty, (iv) the exercise of any rights by other debt holders relating to foreclosure or acceleration and (v) the commencement of any bankruptcy proceeding with respect to any loan party. Additionally, the Forbearance Agreement can be terminated if we fail to deliver a detailed restructuring proposal to the lenders by July 16, 2020. If the Forbearance Agreement terminates and any then-current and ongoing events of default have not been waived or cured, the lenders will be able to accelerate the loans and pursue their rights and remedies.

11.25% Senior Notes

In January 2018, the Company issued $250 million of 11.250% Senior Notes to U.S.-based institutional investors. The net proceeds of $244.4 million were used to fully retire the Company’s 8.75% Senior Notes, which included principal, interest and a prepayment premium of approximately $162 million. The remaining net proceeds were used to reduce borrowings under the Credit Facility.

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

On and after January 1, 2021, the Company may redeem the 11.25% Senior Notes, in whole or in part, plus accrued and unpaid interest, at the following redemption prices: 108.438% after January 1, 2021; 105.625% after January 1, 2022; and 100% after July 1, 2022,

We did not make our interest payment on the 11.25% Senior Notes that was due on July 1, 2020 of approximately $14.1 million. We have 30 days to cure the default before the holders of the 11.25% Senior Notes or the trustee may be able to accelerate payment. The missed interest payment represents a current event of default under the Credit Facility. We have entered into the Forbearance Agreement which provides that, among other things, the lenders under the Credit Facility have agreed to forbear the Company’s default of the interest payment until July 31, 2020. However, the default under the Credit Facility has not been waived and still exists, and the Forbearance Agreement can be terminated if we fail to deliver a detailed restructuring proposal to the lenders by July 16, 2020. Accordingly, the amounts outstanding under the 11.25% Senior Notes as of March 31, 2020 were classified as current in the accompanying Condensed Consolidated Balance Sheet.

The indenture contains certain restrictions on the Company’s ability to incur additional debt, pay dividends on the Company’s common stock, make investments, create liens on the Company’s assets, engage in transactions with affiliates, transfer or sell assets, consolidate or merge, or sell substantially all of the Company’s assets. The indenture also contains cross- default provisions for defaults of the Company's other debt instruments, including the Credit Facility, caused by payment default or events which cause the acceleration of repayment prior to the stated maturity of such instrument.
Capital Expenditures
We currently anticipate that our full-year 2020 capital budget, excluding acquisitions, will be approximately $55 million to $65 million. This program will allow for the drilling of a range of 10 gross (8.5 net) wells and the completion of a range of 10 gross (7.0 net) wells, five of which were placed into production by the end of the first quarter of 2020 and an additional three at Hawkeye which were placed into production by the end of June 2020.

The table below summarizes our cash capital expenditures incurred for the three months ended March 31, 2020:

In thousands	Three Months Ended March 31, 2020
Acquisition of oil and gas properties	$816
Development of oil and gas properties	34,753
Purchases of other property and equipment	524
Total capital expenditures	$36,093
For the three months ended March 31, 2020, our capital expenditures were funded with cash flow from operations, with additional funds provided by borrowings on our Credit Facility. Our 2020 capital expenditures may be further adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital that we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated wells, our drilling results, other opportunities that may become available to us and our ability to obtain capital.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and judgments that can affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We analyze our estimates and judgments, including those related to oil, NGLs and natural gas revenues, oil and natural gas properties, impairment of long-lived assets, fair value of derivative instruments, asset and retirement obligations and income taxes, and we base our estimates and judgments on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from our estimates. The policies of particular importance to the portrayal of our financial position and results of operations and that require the application of significant judgment or estimates by our management are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K as reported and filed with the SEC on April 13, 2020 (our "2019 10-K").
As of March 31, 2020, there were no significant changes to any of our critical accounting policies and estimates.
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
Forward-looking statements may include statements about our:

•	Our ability to refinance or remedy any future default under our Credit Facility, refinance or satisfy the obligations of our 2023 Notes or obtain additional sources of capital;

•	discovery and development of crude oil, NGLs and natural gas reserves;

•	cash flows and liquidity;

•	business and financial strategy, budget, projections and operating results;

•	timing and amount of future production of crude oil, NGLs and natural gas;

•	amount, nature and timing of capital expenditures, including future development costs;

•	availability and terms of capital;

•	drilling, completion, and performance of wells;

•	timing, location and size of property acquisitions and divestitures;

•	costs of exploiting and developing our properties and conducting other operations;

•	general economic and business conditions; and

•	our plans, objectives, expectations and intentions.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, objectives, expectations and intentions reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, objectives, expectations or intentions will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Item 1A. Risk Factors, Item 8. Financial Statements and Supplementary Data and elsewhere in our 2019 Form 10-K, and Part I. Financial Information, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q.
These important factors include risks related to:

•	variations in the market demand for, and prices of, crude oil, NGLs and natural gas;

•	proved reserves or lack thereof;

•	estimates of crude oil, NGLs and natural gas data;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing to fund our operations;

•	borrowing capacity under our credit facility;

•	general economic and business conditions;

•	failure to realize expected value creation from property acquisitions;

•	uncertainties about our ability to find, develop or acquire additional oil and natural gas resources;

•	uncertainties with regard to our drilling schedules;

•	the expiration of leases on our undeveloped leasehold assets;

•	our dependence upon several significant customers for the sale of most of our crude oil, natural gas and NGL production;

•	counterparty credit risks;

•	competition within the crude oil and natural gas industry;

•	technology risks;

•	the concentration of our operations;

•	drilling results;

•	potential financial losses or earnings reductions from our commodity price risk management programs;

•	potential adoption of new governmental regulations;

•	our ability to satisfy future cash obligations and environmental costs; and

•	the other factors set forth under Risk Factors in Item 1A of Part I of our 2019 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As such, the information contained herein should be read in conjunction with the related disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
The following table shows the fair value of our derivative contracts and the hypothetical result from a 10% change in commodity prices as of March 31, 2020. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks could be mitigated by price changes in the underlying physical commodity:

		Hypothetical Fair Value
(in thousands)	Fair Value	10% Increase In Commodity Price	10% Decrease In Commodity Price
Swaps	$99,859	$80,624	$119,094
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
Interest Rate Risk
As of March 31, 2020, we had $267.0 million outstanding under the Credit Facility, which is subject to floating market rates of interest. Borrowings under the Credit Facility bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increase in this interest rate can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2020, a 100-basis-point change in interest rates would change our annualized interest expense by approximately $2.7 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting.
During the first quarter of fiscal 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Please refer to Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than as detailed below.
The current outbreak of COVID-19 has adversely impacted our business, financial condition, liquidity and results of operations and is likely to have a continuing adverse impact for a significant period of time.
The COVID-19 pandemic has caused a rapid and precipitous drop in demand for oil, which in turn has caused oil prices to plummet since the first week of March 2020, negatively affecting the Company’s cash flow, liquidity and financial position. These events have worsened an already deteriorated oil market that resulted from the early-March 2020 failure by the group of oil producing nations known as OPEC+ to reach an agreement over proposed oil production cuts. Moreover, the uncertainty about the duration of the COVID-19 pandemic has caused storage constraints in the United States resulting from over-supply of produced oil, which is expected to significantly decrease our realized oil prices in the second quarter of 2020 and potentially beyond. Oil prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 outbreak, and as changes in oil inventories, oil demand and economic performance are reported. We cannot predict when oil prices will improve and stabilize.
The current pandemic and uncertainty about its length and depth in future periods has caused the realized oil prices we have received since February 2020 to be significantly reduced, adversely affecting our operating cash flow and liquidity. Although we have reduced our 2020 capital expenditures budget, our lower levels of cash flow may require us to shut-in production that has become uneconomic.
The COVID-19 pandemic is rapidly evolving, and the ultimate impact of this pandemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, related restrictions on travel, and the duration, timing and severity of the impact on domestic and global oil demand. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Our failure to comply with any of the covenants under our 11.25% Senior Notes could cause an event of default under the 11.25% Senior Notes, and, due to cross-default provisions, currently represents an event of default in Credit Facility and could have a material adverse effect on our business.

We did not make the July 1, 2020 interest payment under our 11.25% Senior Notes and are currently in default. Such failure will represent an event of default under the 11.25% Senior Notes if not cured in 30 days after July 1, 2020 at which time the holders of the 11.25% Senior Notes or the trustee may accelerate payment under the notes. Such failure currently represents an event of default under our revolving credit facility. The Company has entered into the Forbearance Agreement which provides that, among other things, the lenders under the Credit Facility have agreed to forbear the Company’s default of the interest payment until July 31, 2020. However, the default under the Credit Facility has not been waived and still exists, and the Forbearance Agreement can be terminated if the Company fails to deliver a detailed restructuring proposal to the lenders by July 16, 2020. In addition, the holders of the 11.25% Senior Notes have not agreed to waive or forbear the interest payment default. Accordingly, the amounts outstanding under the 11.25% Senior Notes as of March 31, 2020 were classified as current in the accompanying Condensed Consolidated Balance Sheet.

The Company has concluded that these circumstances create substantial doubt regarding its ability to continue as a going concern. The Company does not anticipate maintaining compliance with certain covenants under its Credit Facility over the next twelve months and may not be able to restructure, refinance or otherwise satisfy its obligations under the 11.25% Senior Notes. The Company is therefore evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers, forbearances or amendments to the covenants or other provisions of the Credit Facility and the 11.25% Senior Notes to address any existing or future defaults and have engaged financial and legal advisors to assist the Company. If the Company is unable to reach an agreement with its lenders or find acceptable alternative financing, the lenders of the Credit Facility or the holders of the 11.25% Senior Notes may choose to accelerate repayment. If the Company's lenders or its noteholders accelerate the payment of amounts outstanding under our Credit Facility or the 11.25% Senior Notes, respectively, the Company does not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so.

The Company cannot provide any assurances that it will be successful in any restructuring of existing debt obligations or obtaining capital sufficient to fund the refinancing of its outstanding indebtedness or to provide sufficient liquidity to meet its operating needs. If the Company is unsuccessful in its efforts to restructure and obtain new financing, it may be necessary for it to seek protection from creditors under Chapter 11, or an involuntary petition for bankruptcy may be filed against it.

We may be subject to United States Bankruptcy Court proceedings in the near future, which would pose significant risks to our business and to our investors.

As we do not anticipate maintaining compliance with all covenants under our Credit Facility over the next twelve months, we evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers, forbearances or amendments to the covenants or other provisions of the Credit Facility to address any existing or future defaults, and we have engaged financial and legal advisors to assist us. However, we cannot provide any assurances that we will be successful in any restructuring of existing debt obligations or obtaining capital sufficient to fund the refinancing of our outstanding indebtedness or to provide sufficient liquidity to meet our operating needs. If our attempts are unsuccessful or we are unable to complete such a restructuring on satisfactory terms, we may choose to pursue a filing under Chapter 11. If an agreement is reached and we decide to pursue a restructuring, it may be necessary for us and certain of our affiliates to file voluntary petitions for relief under Chapter 11 in order to implement a restructuring through a plan of reorganization before the bankruptcy court. We may also conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring of our obligations if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring, or if further events or developments arise that necessitate us seeking relief under Chapter 11. It may be necessary to commence such a bankruptcy case in the near future. Also, if an agreement is not reached, certain creditors could commence involuntary bankruptcy cases against us if we are not able to satisfy our obligations under our debt agreements, including our Credit Facility and the 11.25% Senior Notes.

So long as a bankruptcy case continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy cases also might make it more difficult to retain management and other personnel necessary to the success and growth of our business. In addition, the longer a bankruptcy case continues, the more likely it is that our customers, dealers and suppliers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships.

It is not possible to predict the outcome of any bankruptcy case that may occur. In the event of a bankruptcy case, there can be no assurance that we would be able to restructure as a going concern or successfully propose or confirm a plan of reorganization that provides for the continuation of the business post-bankruptcy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes purchases of our Class A Common Stock during the first quarter of 2020:

	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares that May Yet Be Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	—	—	—	—
February 2020	49,687	$1.29	—	—
March 2020	67,932	0.45	—	—
Total	117,619		—
Stock repurchases during the first quarter of 2020 were made in connection with delivery by our employees of shares to us to satisfy their tax withholding requirements related to the vesting of restricted shares.

Item 3. Default under Credit Facility.
The Company did not satisfy the consolidated current ratio covenant under the Company’s Credit Facility (as defined below) as of the March 31, 2020 measurement date and such failure represents an event of default under the Company's Credit Facility. We have obtained a forbearance under the Credit Facility for this default, among others, pursuant to the Forbearance Agreement. Despite the forbearance, the defaults are continuing, and will continue, absent a waiver from the lenders. For more information regarding the Credit Facility, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 1, Basis of Presentation - Going Concern.”

Item 5. Other Information

On June 29, 2020, the Company entered into Eligibility Notification Letters (the “Eligibility Notification Letters”) with each of our named executive officers, including Frank D. Bracken III, our chief executive officer and Barry D. Schneider, our chief operating officer, in connection with the Lonestar Resources US Inc. Change in Control Severance Plan (the “CIC Plan”) that was adopted by our board of directors. Under the Plan and the Eligibility Notification Letters, eligible participants will be entitled to severance payments and benefits in the event their employment is terminated by us without cause or they resign for good reason, in either case within two years following or two and one-half months prior to a change in control of the Company, subject to the participant’s execution and non-revocation of a release of claims in favor of the Company. For Mr. Bracken, the cash severance payments would be equal to three times his annual base salary and target bonus amount and monthly COBRA premiums for three years. For Mr. Schneider, the cash severance payments would be equal to two times his annual base salary and target bonus amount and monthly COBRA premiums for two years. In addition, each participant’s outstanding equity incentive awards would vest in full, subject to attainment of relevant performance goals for performance-based awards. The foregoing descriptions are qualified in their entirety to the text of the CIC Plan and Eligibility Notification Letters, the forms of which are attached as exhibits to this report.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
		Form	File No.	Exhibit
10.1	Twelfth Amendment to Credit Agreement	8-K	001-37670	10.1	5/11/20
10.2	Waiver and Thirteenth Amendment to Credit Agreement	8-K	001-37670	10.1	6/17/20
10.3	Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement					*
10.4†	Lonestar Resources US. Inc. Change in Control Severance Plan					*
10.5†	Lonestar Resources US Inc. Change in Control Severance Plan Eligibility Notification (Executive)					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Accounting Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.

**	Furnished herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONESTAR RESOURCES US INC.

July 2, 2020	/s/ Frank D. Bracken, III
Frank D. Bracken, III Chief Executive Officer

July 2, 2020	/s/ Jason N. Werth
Jason N. Werth Chief Accounting Officer