Form 10-Q
period 2020-06-30
Lonestar Resources US Inc.
filed 2020-08-14
CIK 1661920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2020, the registrant had 25,375,314 shares of Class A voting common stock, par value $0.001 per share, outstanding.
i

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Lonestar Resources US Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,259	$3,137
Accounts receivable
Oil, natural gas liquid and natural gas sales	11,681	15,991
Joint interest owners and others, net	821	1,310
Derivative financial instruments	45,502	5,095
Prepaid expenses and other	7,150	2,208
Total current assets	66,413	27,741
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	1,102,958	1,050,168
Unproved properties	77,597	76,462
Other property and equipment	21,537	21,401
Less accumulated depreciation, depletion, amortization and impairment	(705,182)	(464,671)
Property and equipment, net	496,910	683,360
Accounts receivable – related party	5,978	5,816
Derivative financial instruments	12,447	1,754
Other non-current assets	2,232	2,108
Total assets	$583,980	$720,779
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$12,896	$33,355
Accounts payable – related party	269	189
Oil, natural gas liquid and natural gas sales payable	10,061	14,811
Accrued liabilities	34,098	26,905
Derivative financial instruments	2,537	8,564
Current maturities of long-term debt	531,583	247,000
Total current liabilities	591,444	330,824
Long-term liabilities
Long-term debt	11,250	255,068
Asset retirement obligations	7,251	7,055
Deferred tax liabilities, net	—	931
Warrant liability	—	129
Warrant liability – related party	1	235
Derivative financial instruments	2,993	1,898
Other non-current liabilities	1,270	3,752
Total long-term liabilities	22,765	269,068
Commitments and contingencies (Note 11)
Stockholders' (deficit) equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 25,369,191 and 24,945,594 shares issued and outstanding, respectively	142,655	142,655
Series A-1 convertible participating preferred stock, $0.001 par value, 104,893 and 100,328 shares issued and outstanding, respectively	—	—
Additional paid-in capital	176,006	175,738
Accumulated deficit	(348,890)	(197,506)
Total stockholders' (deficit) equity	(30,229)	120,887
Total liabilities and stockholders' (deficit) equity	$583,980	$720,779

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Oil sales	$11,976	$44,726	$41,986	$78,310
Natural gas liquid sales	1,762	3,549	4,362	6,942
Natural gas sales	3,482	3,940	7,902	7,704
Total revenues	17,220	52,215	54,250	92,956
Expenses
Lease operating and gas gathering	4,903	8,929	14,692	16,638
Production and ad valorem taxes	1,721	2,818	4,091	5,109
Depreciation, depletion and amortization	16,575	21,515	40,929	39,486
Loss on sale and disposal of oil and gas properties	1,254	155	1,254	33,046
Impairment of oil and gas properties	—	—	199,908	—
General and administrative	5,981	3,841	8,856	8,221
Other expense (income)	58	—	(139)	(2)
Total expenses	30,492	37,258	269,591	102,498
(Loss) income from operations	(13,272)	14,957	(215,341)	(9,542)
Other (expense) income
Interest expense	(10,512)	(10,778)	(22,122)	(21,434)
Change in fair value of warrants	—	796	363	694
(Loss) gain on derivative financial instruments	(21,141)	9,514	80,029	(26,724)
Total other (expense) income	(31,653)	(468)	58,270	(47,464)
Loss (income) before income taxes	(44,925)	14,489	(157,071)	(57,006)
Income tax benefit (expense)	4,332	(1,200)	5,687	11,732
Net (loss) income	(40,593)	13,289	(151,384)	(45,274)
Preferred stock dividends	(2,308)	(2,112)	(4,566)	(4,177)
Net (loss) income attributable to common stockholders	$(42,901)	$11,177	$(155,950)	$(49,451)

Net (loss) income per common share
Basic	$(1.70)	$0.28	$(6.20)	$(1.99)
Diluted	$(1.70)	$0.28	$(6.20)	$(1.99)

Weighted average common shares outstanding
Basic	25,307,714	24,924,169	25,154,151	24,811,895
Diluted	25,307,714	24,924,169	25,154,151	24,811,895
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(In thousands, except share data)

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	24,945,594	$142,655	100,328	$—	$175,738	$(197,506)	$120,887
Payment-in-kind dividends	—	—	2,257	—	—	—	—
Stock-based compensation	308,435	—	—	—	240	—	240
Net loss	—	—	—	—	—	(110,791)	(110,791)
Balance at March 31, 2020	25,254,029	142,655	102,585	—	175,978	(308,297)	10,336
Payment-in-kind dividends	—	—	2,308	—	—	—	—
Stock-based compensation	58,182	—	—	—	28	—	28
Net loss	—	—	—	—	—	(40,593)	(40,593)
Balance at June 30, 2020	25,312,211	$142,655	104,893	$—	$176,006	$(348,890)	$(30,229)

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	24,645,825	$142,655	91,784	$—	$174,379	$(94,487)	$222,547
Payment-in-kind dividends	—	—	2,065	—	—	—	—
Stock-based compensation	127,818	—	—	—	627	—	627
Net loss	—	—	—	—	—	(58,564)	(58,564)
Balance at March 31, 2019	24,773,643	142,655	93,849	—	175,006	(153,051)	164,610
Payment-in-kind dividends	—	—	2,112	—	—	—	—
Stock-based compensation	160,210	—	—	—	703	—	703
Net income	—	—	—	—	—	13,289	13,289
Balance at June 30, 2019	24,933,853	$142,655	95,961	$—	$175,709	$(139,762)	$178,602

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(151,384)	$(45,274)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	40,929	39,486
Stock-based compensation	(1,998)	352
Deferred taxes	(931)	(11,688)
(Gain) loss on derivative financial instruments	(80,029)	26,724
Settlements of derivative financial instruments	23,998	(3,579)
Impairment of oil and natural gas properties	199,908	—
Loss (gain) on disposal of property and equipment	83	(17)
Loss on sale of oil and gas properties	1,254	33,046
Non-cash interest expense	1,374	1,182
Change in fair value of warrants	(363)	(694)
Changes in operating assets and liabilities:
Accounts receivable	(189)	(3,379)
Prepaid expenses and other assets	(897)	(692)
Accounts payable and accrued expenses	(1,344)	2,720
Net cash provided by operating activities	30,411	38,187

Cash flows from investing activities
Acquisition of oil and gas properties	(1,714)	(3,025)
Development of oil and gas properties	(72,824)	(67,696)
Proceeds from sale of oil and gas properties	2,837	11,953
Purchases of other property and equipment	(636)	(3,267)
Net cash used in investing activities	(72,337)	(62,035)

Cash flows from financing activities
Proceeds from borrowings	48,157	54,000
Payments on borrowings	(8,109)	(32,167)
Net cash provided by financing activities	40,048	21,833
Net decrease in cash and cash equivalents	(1,878)	(2,015)
Cash and cash equivalents, beginning of the period	3,137	5,355
Cash and cash equivalents, end of the period	$1,259	$3,340

Supplemental information:
Cash paid for interest	$21,036	$19,770
Non-cash investing and financing activities:
Change in asset retirement obligation	$24	$(455)
Change in liabilities for capital expenditures	(16,809)	28,384
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
The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of June 30, 2020 and our consolidated results of operations for the three and six months ended June 30, 2020 and June 30, 2019.

Risks and Uncertainties

The COVID-19 pandemic has caused a rapid and precipitous drop in demand for oil, which in turn has caused oil prices to plummet since the first week of March 2020, negatively affecting the Company’s cash flow, liquidity and financial position. These events have worsened an already deteriorated oil market that resulted from the early-March 2020 failure by the group of oil producing nations known as OPEC+ to reach an agreement over proposed oil production cuts. Moreover, the uncertainty about the duration of the COVID-19 pandemic has caused storage constraints in the United States resulting from over-supply of produced oil, which has significantly decreased our realized oil prices in the second quarter of 2020 and potentially beyond. Oil prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 outbreak, and as changes in oil inventories, oil demand and economic performance are reported. Although some market stabilization occurred in the second quarter of 2020, activity levels for the remainder of 2020 are expected to remain low and the long-term outlook is uncertain.
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
In response to these developments, the Company has implemented the following operational and financial measures:

1.Reduced budgeted 2020 capital spending from $80-$85 million to approximately $65 million, almost all of which was incurred by the end of June 2020;
2.Deferred the remainder of its 2020 drilling program;
3.Implemented cost-reduction measures including negotiations reducing rates for water disposal, chemicals, rentals, and workovers;

4.Shut in or stored a significant amount of production during late-April and all of May 2020, primarily in the Company's Central Eagle Ford Area. These shut-in wells came back online during the first week of June; and
5.Entered into additional commodities derivatives in March 2020 to hedge an additional 2,000 Bbls of oil per day at an average swap price of $41.00 per Bbl and 27,500 Mcf of natural gas per day at an average price of $2.36 per Mcf in 2021. The Company's current oil hedge position covers 7,565 Bbls per day for the second half of 2020, and 7,000 Bbls per day for 2021. The Company's current natural gas hedge position covers 20,000 Mcf per day at a weighted average price of $2.55 for the remaining two quarters of 2020, and 27,500 Mcf per day for 2021 at a weighted average price of $2.36.
Recent Developments

As of June 30, 2020, the Company had total indebtedness of $546.3 million, including $250.0 million of Senior Notes due 2023 (the “11.25% Senior Notes"), $285.0 million under the Company's Credit Facility, $8.8 million under the Company's building loan and $2.2 million for its Paycheck Protection Program ("PPP") loan. As of August 14, 2020, the Company's Credit Facility is drawn to $285.0 million and is subject to a $60.4 million borrowing-base deficiency due to the terms of the Forbearance Agreement (see below).

The Company did not satisfy the consolidated current ratio covenant or the leverage ratio covenant under the Credit Facility as of the June 30, 2020 measurement date and did not make the July 1, 2020 interest payment under the 11.25% Senior Notes (the “Payment Default”) of approximately $14.1 million. Such failures represent events of default under the Company's Credit Facility, and the Payment Default represented an event of default under the 11.25% Senior Notes on July 31, 2020 as the Company did not cure the Payment Default within the 30-day cure period. The Company received a forbearance from the lenders under the Credit Facility until July 31, 2020 for the defaults in the consolidated current ratio covenant as of the March 31, 2020, and June 30, 2020, measurement dates and the leverage ratio covenant as of the June 30, 2020, measurement date and the missed interest payment pursuant to the Forbearance Agreement. On July 31, 2020, the lenders under the Credit Facility agreed to extend the forbearance until August 21, 2020, pursuant to an amendment to the Forbearance Agreement. Also, on July 31, 2020, the Company received a forbearance until August 21, 2020 from certain holders of the outstanding 11.25% Senior Notes for the Payment Default. Despite the forbearances, the defaults under the Credit Facility and the 11.25% Senior Notes are continuing, and will continue, absent a waiver or amendment from the Credit Facility lenders or, in case of the 11.25% Senior Notes, the Payment Default is cured.

Forbearance Agreement — Credit Facility

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

On July 31, 2020, the Company and certain of its subsidiaries entered into an amendment with respect to the Forbearance Agreement with the Lenders, pursuant to which the Lenders agreed to extend the stated term of the Forbearance Agreement until August 21, 2020.

The rights of the Credit Facility lenders to exercise rights and remedies resulted from the Company's failure to comply with the current ratio with respect to the quarters ended March 31, 2020 and June 30, 2020, the leverage ratio covenant with respect to the quarter ended June 30, 2020, and the default with respect to the failure to make the interest payment due on July 1, 2020, under the 11.25% Senior Notes.

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

Forbearance Agreement – 11.25% Senior Notes

On July 31, 2020, the Company entered into a Forbearance Agreement with certain holders holding over 50% of the 11.25% Senior Notes (the “Notes Forbearance Agreement”). Pursuant to the Notes Forbearance Agreement, among other things, those certain holders of the 11.25% Senior Notes (i) agreed to refrain from exercising their rights and remedies with respect to the Payment Default and (ii) request that the trustee under the Indenture not take any remedial action as a result of the Payment Default.

The Notes Forbearance Agreement will terminate and end upon the occurrence of, among other things (i) 6:00 pm (New York City time) on August 21, 2020, (ii) any failure by the Company or its subsidiaries party thereto to perform its obligation under the Notes Forbearance Agreement, (iii) the Company incurs another default or event of default under the Indenture, other than the Payment Default, and (iv) the termination of the Forbearance Agreement. If the Notes Forbearance Agreement terminates and any then-current and ongoing events of default have not been waived or cured, the outstanding 11.25% Senior Notes may be accelerated. Despite the Notes Forbearance Agreement, the Payment Default still represents an ongoing event of default.

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
Going Concern
The Company has concluded that these circumstances create substantial doubt regarding its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company does not anticipate maintaining compliance with the consolidated current ratio covenant and leverage ratio covenant under its Credit Facility over the next twelve months and is currently in forbearance with the Credit Facility and 11.25% Senior Notes until August 21. If the Company is unable to reach an agreement with its lenders, the lenders of the Credit Facility may choose to accelerate repayment, in addition to the $60.4 million due from the current borrowing base deficiency noted above, which in turn may result in an event of default and an acceleration of the 11.25% Senior Notes, which have a $14.1 million interest payment that was due and unpaid on July 1, 2020 (see below) that separately represents a current event of default. The Company does not currently have sufficient liquidity to repay such indebtedness, including the current borrowing base deficiency and unpaid interest payment, and is currently in talks with its lenders to restructure its existing debt obligations.

The Company cannot provide any assurances that it will be successful in restructuring of existing debt obligations, and if the Company is unsuccessful in its efforts to restructure and obtain new financing, it may be necessary for it to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”), or an involuntary petition for bankruptcy may be filed against it.
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

The Company evaluates impairment of proved and unproved oil and gas properties on a region basis. On this basis, certain regions may be impaired because they are not expected to recover their entire carrying value from future net cash flows. As a result of this evaluation, the Company recorded impairment oil and gas properties of $199.9 million for the three months ended March 31, 2020, of which $199.0 million was proved and $0.9 million was unproved. The impairment was the result of removing development of PUD and probable reserves from future net cash flows as the Company cannot assure that they will be developed going forward in light of continued depressed commodity prices and uncertainty regarding the Company's liquidity situation. There were no events or changes in circumstances during the three months ended June 30, 2020 that indicate the carrying value may not be recoverable. However, if pricing remains depressed, it is reasonably likely that the Company may have to record impairment of its oil and gas properties in the future.
CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain taxpayer relief as a result of the COVID-19 pandemic. The CARES Act included several favorable provisions that impacted income taxes, primarily the modified rules on the deductibility of business interest expense for 2019 and 2020, a five-year carryback period for net operating losses generated after 2017 and before 2021, and the acceleration of refundable alternative minimum tax credits. The CARES Act did not materially impact the Company's effective tax rates for the three and six months ended June 30, 2020.

The Company applied for, and received, a loan under the Paycheck Protection Program during the second quarter of 2020 in the amount of $2.2 million. The application for this loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of this loan, and the forgiveness of the loan, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. Because the details for forgiveness of the loan are still being developed by the Small Business Administration and analyzed by the Company, the Company cannot be certain as to the amount, if any, of the loan that will be forgiven. The PPP loan bears interest of 1% and, if not forgiven, has a maturity date of May 8, 2022.
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

Diluted earnings per share is computed similarly except that the denominator is increased to include dilutive potential common shares. Potential common shares consist of warrants, equity compensation awards and Preferred Stock. In certain circumstances adjustment to the numerator is also required for changes in income or loss resulting from the potential common shares. Basic weighted average common shares exclude shares of non-vested restricted stock. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic earnings per share

The following is a reconciliation of basic and diluted earnings per share:
.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except shares and per-share data	2020	2019	2020	2019
Numerator- Basic and Diluted
Total net (loss) income attributable to common stockholders	$(42,901)	$11,177	$(155,950)	$(49,451)
Less: allocation to participating securities	—	(4,310)	—	—
Net (loss) income attributable to common stockholders	$(42,901)	$6,867	$(155,950)	$(49,451)

Denominator - Basic and diluted
Weighted average number of common shares	25,307,714	24,924,169	25,154,151	24,811,895

Earnings per share
Basic	$(1.70)	$0.28	$(6.20)	$(1.99)
Diluted	$(1.70)	$0.28	$(6.20)	$(1.99)

For the periods presented, there were no differences between the basic and diluted weighted average common shares. The following securities could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Preferred stock	17,101,727	15,645,368	16,913,597	15,474,214
Warrants	760,000	760,000	760,000	760,000
Stock appreciation rights	1,010,000	1,010,000	1,010,000	1,010,000
Restricted stock units	970,866	1,553,526	1,369,164	1,259,682

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

Financial Instruments — Credit Losses. In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires the use of a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022 for Smaller Reporting Companies, which the Company currently is classified as, and interim periods within those fiscal years, and early adoption is permitted. Entities must adopt the amendment using a modified retrospective approach to the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 is currently not expected to have a material effect on the Company's consolidated financial statements.
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
Inherent in Lonestar's fixed price contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company. As of June 30, 2020, the Company had no open physical delivery obligations.
The following table summarizes Lonestar's commodity derivative contracts as of June 30, 2020:

	Contract			Volumes	Weighted
Commodity	Type	Period	Range (1)	(Bbls/Mcf per day)	Average Price
Oil - WTI	Swaps	July - Dec 2020	51.60 - 65.56	7,565	57.38
Oil - WTI	Swaps	Jan - Dec 2021	40.95 - 56.50	7,000	50.40
Natural Gas - Henry Hub	Swaps	July - Dec 2020	2.38 - 2.80	20,000	2.55
Natural Gas - Henry Hub	Swaps	Jan - Dec 2021	2.32 - 2.39	27,500	2.36
(1) Ranges presented for fixed-price swaps and basis swaps represent the lowest and highest fixed prices of all open contracts for the period presented.
As of June 30, 2020, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.
Interest Rate Hedge Instruments
The Company uses interest rate swap contracts to manage its net exposure to rate changes attributable to its Credit Facility borrowings (see below). At June 30, 2020, the Company was a party to two one-month London Interbank Offered Rate ("LIBOR") swap contracts with notional amounts of $190 million in the aggregate and a fixed rate of 0.68%. The contracts settle monthly from April 2020 through March 2023, and the Company realized a loss of $0.1 million for the second quarter of 2020 related settlements of the Company's interest rate hedges, and an unrealized loss of $0.9 million.

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

The following table summarizes our revenues by product type for the three and six months ended June 30, 2020 and 2019:

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Oil	$11,976	$44,726	$41,986	$78,310
NGLs	1,762	3,549	4,362	6,942
Natural gas	3,482	3,940	7,902	7,704
Total revenues	$17,220	$52,215	$54,250	$92,956

As of June 30, 2020 and December 31, 2019 the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $11.7 million and $16.0 million, respectively.

Note 5. Fair Value Measurements
Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. ASC 820 prioritizes the inputs used in measuring fair value into the following fair value hierarchy:
•Level 1 – Quoted prices for identical assets or liabilities in active markets.
•Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 – Unobservable inputs for the asset or liability. The fair value input hierarchy level to which an asset or liability measurement falls in its entirety is determined based on the lowest level input that is significant to the measurement in its entirety.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, for each fair value hierarchy level:

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2020
Assets
Derivative financial instruments	$—	$57,949	$—	$57,949
Liabilities:
Derivative financial instruments	—	(5,530)	—	(5,530)
Warrant	—	—	(1)	(1)
Stock-based compensation	(72)	—	(27)	(99)
Total	$(72)	$52,419	$(28)	$52,319

December 31, 2019
Assets:
Derivative financial instruments	$—	$6,849	$—	$6,849
Liabilities:
Derivative financial instruments	—	(10,462)	—	(10,462)
Warrant	—	—	(364)	(364)
Stock-based compensation	(1,792)	—	(573)	(2,365)
Total	$(1,792)	$(3,613)	$(937)	$(6,342)
Level 3 Fair Value Measurements
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2020:

In thousands	Warrant	Stock-Based Compensation	Total
Balance as of December 31, 2019	$(364)	$(573)	$(937)
Unrealized gains	363	546	909
Balance as of June 30, 2020	$(1)	$(27)	$(28)
Other fair value measurements
The book values of cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. The carrying value of the Credit Facility (as defined in Note 7. below) approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company. The fair value of the 11.25% Senior Notes (as defined in Note 8. below) was approximately $25.6 million as of June 30, 2020 and is considered a Level 3 fair value measurement, as they are based on market transactions that occur infrequently as well as internally generated inputs.

Note 6. Accrued Liabilities
Accrued liabilities consisted of the following as of the dates indicated:

In thousands	June 30, 2020	December 31, 2019
Accrued interest – 11.25% Senior Notes	$14,063	$14,063
Accrued well costs	13,577	8,932
Bonus payable	1,218	2,353
Other	5,240	1,557
Total accrued liabilities	$34,098	$26,905

Note 7. Long-Term Debt
The following long-term debt obligations were outstanding as of the dates indicated:

In thousands	June 30, 2020	December 31, 2019
Senior Secured Credit Facility	$285,000	$247,000
11.25% Senior Notes due 2023	250,000	250,000
Mortgage debt	8,822	8,931
PPP loan	2,157	—
Other	271	271
Total long-term debt	546,250	506,202
Unamortized discount	(2,812)	(3,375)
Unamortized debt issuance costs	(605)	(759)
Total net of debt issuance costs	542,833	502,068
Less current obligations	(531,583)	(247,000)
Long-term debt	$11,250	$255,068
Senior Secured Credit Facility
In July 2015, through its subsidiary, Lonestar Resources America, Inc. ("LRAI"), the Company entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”), which has a maturity date of November 15, 2023. As of June 30, 2020, $285.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility for the quarter was 3.73%. Borrowing availability was $0.6 million as of June 30, 2020, which reflects $0.4 million of letters of credit outstanding.

The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% (0.5% following the Thirteenth Amendment (as defined below)) based on the unused portion of the borrowing base under the Credit Facility. As of March 31, 2020, the borrowing base and lender commitments for the Credit Facility was $290 million. The borrowing base was lowered to $286 million on June 11, 2020 as part of the Thirteenth Amendment. The borrowing base was further lowered to $225 million from $286 million pursuant to the Forbearance Agreement on July 2, 2020, creating a deficiency between the outstanding amount borrowed under the Company's Credit Facility and the borrowing base. The outstanding balance under the Credit Facility was $285 million as of August 14, 2020 which represents a borrowing deficiency of $60.4 million. The Company is obligated to pay the deficiency within 60 days after July 2, 2020, due to the Credit Facility's status of default (see below).

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

The Credit Facility contains certain financial performance covenants, as defined in the Credit Facility, including the following:

•A maximum debt to EBITDAX ratio of 4.0 to 1.0, and

•A current ratio of not less than 1.0 to 1.0.

The Company also was not in compliance with the terms of the Credit Facility as of December 31, 2019 because it did not satisfy the consolidated current ratio at those times and the audit report prepared by its auditors with respect to the 2019 financial statements included an explanatory paragraph expressing uncertainty as to the Company's ability to continue as a "going concern." The lenders waived the current ratio default with respect to December 31, 2019. The Company received a forbearance until July 31, 2020 for the defaults in the consolidated current ratio covenant as of the March 31, 2020, and June 30, 2020, measurement dates, the leverage ratio covenant as of the June 30, 2020, measurement date and the missed interest payment under the 11.25% Senior Notes pursuant to the Forbearance Agreement. The Company was not in compliance with the terms of the Credit Facility as of May 15, 2020, because it did not timely deliver its financial statements with respect to the fiscal quarter ended March 31, 2020. Such failure represented a default under the Credit Facility which the lenders waived pursuant to the Thirteenth Amendment. As noted above, the borrowing base was redetermined to $225 million from $286 million pursuant to the Forbearance Agreement on July 2, 2020, which created a deficiency between the outstanding amount borrowed under the Credit Facility and the borrowing base. On July 31, 2020, the lenders under the Credit Facility agreed to extend the forbearance until August 21, 2020, pursuant to an amendment to the Forbearance Agreement. Despite the forbearance, the defaults under the Credit Facility are continuing, and will continue, absent a waiver from the lenders. The outstanding balance under the Company's Credit Facility was $285 million as of August 14, 2020 which represents a borrowing deficiency of $60 million. The Company is obligated to pay the deficiency within 60 days after July 2, 2020.

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

Twelfth Amendment

Effective May 8, 2020, the Company entered into the Twelfth Amendment to Credit Agreement (the “Twelfth Amendment”), to allow the Company to accept proceeds of up to $2.2 million from an unsecured loan applied for under the CARES Act (as discussed further in Note 1).

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

The rights of the lenders to exercise rights and remedies resulted from the Company's failure to comply with the current ratio with respect to the quarter ended March 31, 2020 and the defaults expected with respect to the quarter ending June 30, 2020, under the current ratio and the leverage ratio covenants, and the default with respect to the failure to make the interest payment due on July 1, 2020, under the 11.25% Senior Notes.

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

On July 31, 2020, the Company and certain of its subsidiaries entered into an amendment with respect to the Forbearance Agreement with the Lenders, pursuant to which the Lenders agreed to extend the stated term of the Forbearance Agreement until August 21, 2020. As a result of the events of default, the amounts outstanding under the Credit Facility as of June 30, 2020 were classified as current in the accompanying Condensed Consolidated Balance Sheet.

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

The Company did not make its interest payment on the 11.25% Senior Notes that was due on July 1, 2020 of approximately $14.1 million (the “Payment Default”). Such failure to pay represents a default under the 11.25% Senior Notes and represented an event of default when the Company did not cure within 30 days. The Payment Default is a current event of default under the Credit Facility. The Company has entered into the Forbearance Agreement which provides that, among other things, the lenders under the Credit Facility have agreed to forbear the Company’s default of the interest payment until August 21, 2020. However, the default under the Credit Facility has not been waived and still exists. Accordingly, the amounts outstanding under the 11.25% Senior Notes as of June 30, 2020 were classified as current in the accompanying Condensed Consolidated Balance Sheet.

On July 31, 2020, the Company entered into the Notes Forbearance Agreement pursuant to which, among other things, certain holders holding greater than 50% of the 11.25% Senior Notes (i) agreed to refrain from exercising their rights and remedies with respect to the Payment Default and (ii) requested that the trustee not take any remedial action as a result of the Payment Default.

The Notes Forbearance Agreement will terminate and end upon the occurrence of, among other things (i) 6:00 pm (New York City time) on August 21, 2020, (ii) any failure by the Company or its subsidiaries party thereto to perform its obligation under the Notes Forbearance Agreement, (iii) the Company incurs another default or event of default under the Indenture, other than the Payment Default, and (iv) the termination of the Forbearance Agreement. If the Notes Forbearance Agreement terminates and any then-current and ongoing events of default have not been waived or cured, the outstanding 11.25% Senior Notes may be accelerated. Despite the Notes Forbearance Agreement, the Payment Default still represents an ongoing event of default.

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

Note 8. Stockholders’ Equity
Series A Preferred Stock Dividends
Holders of Series A-1 Preferred Stock are entitled to cumulative dividends payable quarterly initially at a rate of 9% per annum (the “Dividend Rate”) in cash and, for any 12 quarters (“PIK Quarters”), at the Company’s option, (i) in the form of additional shares of the respective series of Series A-1 Preferred Stock at a per share price equal to $975 or (ii) by increasing Stated Value, in lieu of cash (collectively, the “PIK Option”). After the 12 PIK Quarters (the last of which was the second quarter of 2020), if the Company fails to fully declare and pay dividends in cash, then the Dividend Rate for Series A Preferred Stock will automatically increase by 5% per annum for the next succeeding dividend period and then an additional 1% for each successive dividend period, up to a maximum Dividend Rate of 20% per annum, until the Company pays dividends at such increased rate fully in cash for two consecutive quarters.
Starting with the third quarter of 2017 and through the fourth quarter of 2019, the Company elected the PIK Option for the Class A-1 Preferred Stock dividend payment, which resulted in the issuance of 20,328 additional shares of Series A-1 Preferred Stock. During the first and second quarter of 2020, the Company also elected the PIK Option, which resulted in the issuance of 4,565 additional shares of Series A-1 Preferred Stock.

Note 9. Stock-Based Compensation
Restricted Stock Units
Lonestar grants awards of restricted stock units ("RSUs") to employees and directors as part of its long-term compensation program. For the six months ended June 30, 2020 and 2019, the Company recognized $(1.2) million and $1.3 million, respectively, of stock-based compensation (benefit) expense for RSUs. The liability for RSUs on the accompanying consolidated balance sheet as of June 30, 2020 was $0.1 million.
As of June 30, 2020, there was $0.4 million of unrecognized compensation expense related to non-vested RSU grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years. The fair value of RSU grants that vested during the three months ended June 30, 2020 totaled $0.1 million.

A summary of the status of the Company's non-vested RSU grants issued, and the changes during the six months ended June 30, 2020 is presented below:

	Shares	Weighted Average Fair Value per Share
Non-vested RSUs at December 31, 2019	1,849,676	$4.04
Granted	—	—
Vested	(857,800)	0.65
Forfeited	(102,623)	—
Non-vested RSUs at June 30, 2020	889,253	$3.41
Stock Appreciation Rights
In the past, Lonestar has granted awards of stock appreciation rights (“SARs”) to employees and directors as part of its long-term compensation program. For the six months ended June 30, 2020 and 2019, the Company recognized $(0.5) million and $(0.3) million, respectively, of stock-based compensation (benefit) expense for SARs. The liability for SARs on the accompanying unaudited consolidated balance sheet as of June 30, 2020 was not material.
As of June 30, 2020, the total compensation cost to be recognized in future periods related to non-vested SAR grants was not material. The cost is expected to be recognized over a weighted-average period of 0.8 year.
The following is a summary of the Company's SAR activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2019	1,010,000	$6.30	2.5
SARs vested and exercisable at December 31, 2019	606,250	6.65	2.4
Granted	—	—	—
Exercised	—	—	—
Expired/forfeited	—	—	—
Outstanding at June 30, 2020	1,010,000	$6.30	2.3
SARs vested and exercisable at June 30, 2020	805,000	$6.79	1.8
Note 10. Related Party Activities
New Tech Global Ventures, LLC, and New Tech Global Environmental, LLC, companies in which a director of the Company owns a limited partnership interest, have provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $0.5 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively.
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
Market Developments and Response to Commodity Price Declines
The COVID-19 coronavirus ("COVID-19") pandemic has resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and has created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil combined with the oil supply increase attributable to the battle for market share among the Organization of the Petroleum Exporting Countries ("OPEC"), Russia and other oil producing nations, resulted in oil prices declining significantly beginning in late February 2020. During this time NYMEX oil prices declined from averages in the mid-$50s per Bbl range in January and February 2020, to an average of approximately $30 per Bbl in March. NYMEX oil prices continued to decline in April 2020 to an average of $17 per Bbl in response to uncertainty about the duration of the COVID-19 pandemic and storage constraints resulting from over-supply of produced oil, before recovering to the lower-$40s per Bbl by late July after the implementation of production cuts by OPEC, significant production cuts by domestic operators, and an easement of storage capacity concerns.
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

In response to these developments, we have implemented the following operational and financial measures:

1.Reduced budgeted 2020 capital spending from $80-$85 million to approximately $65 million, almost all of which has been incurred by the end of June 2020;
2.Deferred the remainder of our 2020 drilling program through the end of the year;
3.Implemented cost-reduction measures including negotiating reduced rates for water disposal, chemicals, rentals, and workovers;
4.Shut in or stored approximately 4,700 BOE per day of production during late-April and all of May 2020, primarily at our oil-rich fields in our Central Eagle Ford Area; and
5.Entered into additional commodities derivatives in March 2020 to hedge an additional 2,000 Bbls of oil per day at an average swap price of $41.00 per Bbl and 27,500 Mcf of natural gas per day at an average price of $2.36 per Mcf in 2021. Our current oil hedge position covers 7,498 Bbls per day for the second quarter of 2020, 7,565 Bbls per day for the second half of 2020, and 7,000 Bbls per day for 2021. Our current natural gas hedge position covers 20,000 Mcf per day at a weighted average price of $2.57 for the remaining two quarters of 2020, and 27,500 Mcf per day for 2021 at a weighted average price of $2.36.

We continue to assess the global impacts of the COVID-19 pandemic and expect to continue to modify our plans as more clarity around the full economic impact of COVID-19 becomes available. See Risk Factors for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Recent Developments

Our present level of indebtedness and the current commodity price environment present challenges to our ability to comply with the covenants in our revolving credit facility over the next twelve months and therefore substantial doubt exists that we will be able to continue as a going concern. As of June 30, 2020, we had total indebtedness of $546.3 million, including $250.0 million of Senior Notes due 2023 (the "11.25% Senior Notes”), $285.0 million under our Credit Facility (as defined below), $8.8 million under our building loan and $2.2 million for our Paycheck Protection Program loan. At August 14, 2020, we continue to have $285 million drawn on the Credit Facility and have a $60.4 million borrowing base deficiency due to the terms of the Forbearance Agreement (as defined below), which redetermined our borrowing base at $225 million.

We did not satisfy the consolidated current ratio covenant under our Credit Facility as of the June 30, 2020, March 31, 2020, and December 31, 2019 measurement dates, the leverage ratio covenant as of the June 30, 2020, measurement date and we defaulted on the July 1, 2020 interest payment under the 11.25% Senior Notes (the "Payment Default") of approximately $14.1 million. Such failures represent events of default under our Credit Facility, and the Payment Default represented an event of default under the 11.25% Senior Notes on July 31, 2020, as we did not cure the Payment Default within the 30-day cure period. In addition, the audit report prepared by our auditors with respect to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 includes an explanatory paragraph expressing uncertainty as to our ability to continue as a “going concern.” This, in addition to not providing timely audited financial statements, represented an additional default under the Credit Facility. As a result, the outstanding amount of borrowings under the Credit Facility as of June 30, 2020 and December 31, 2019 have been classified as current in the accompanying condensed consolidated balance sheets because we do not anticipate maintaining compliance with the consolidated current ratio over the next twelve months.

We entered into the Waiver (as defined below) on April 7, 2020, with certain lenders and Citibank, N.A., as administrative bank, to waive the events of default relating to our failure to comply with the current ratio covenant as of December 31, 2019, to provide timely audited financial statements and to provide audited financial statements that are not subject to any “going concern” or like qualification or exception for the fiscal year ended December 31, 2019. We entered into the Thirteenth Amendment on June 11, 2020 with the lenders to waive any default and event of default relating to our failure to timely deliver the quarterly financial statements for the three months ended March 31, 2020. Although we have entered into these waivers, there is no guarantee that our lenders will agree to waive events of default or potential events of default in the future. Our failure to meet the current ratio in the Credit Facility as of March 31, 2020, is an event of default under the Credit Facility. We received a forbearance until July 31, 2020 for the default in the consolidated current ratio covenant as of the March 31, 2020, and June 30, 2020, measurement dates, the leverage ratio covenant as of the June 30, 2020, measurement date and the Payment Default pursuant to the Forbearance Agreement. On July 31, 2020, the lenders under the Credit Facility agreed to extend the forbearance until August 21, 2020, pursuant to an amendment to the Forbearance Agreement. Also, on July 31, 2020, we received a forbearance until August 21, 2020 from certain holders of greater than 50% of the outstanding 11.25% Senior Notes for the Payment Default (the “Notes Forbearance Agreement”). Despite the forbearances, the defaults under the Credit Facility and the 11.25% Senior Notes are continuing, and will continue, absent a waiver from the lenders or, in case of the 11.25% Senior Notes, the Payment Default is cured.

As noted above,we do not anticipate maintaining compliance with the consolidated current ratio covenant and leverage ratio covenant under our Credit Facility over the next twelve months and we are currently in forbearance with the Credit Facility and 11.25% Senior Notes until August 21. If we are unable to reach an agreement with its lenders, the lenders of the Credit Facility may choose to accelerate repayment, in addition to the $60.4 million due from the current borrowing base deficiency noted above, which in turn may result in an event of default and an acceleration of the 11.25% Senior Notes, which have a $14.1 million interest payment that was due and unpaid on July 1, 2020 (see below) that separately represents a current event of default. The Company does not currently have sufficient liquidity to repay such indebtedness, including the current borrowing base deficiency and unpaid interest payment, and is currently in talks with its lenders to restructure its existing debt obligations. We have concluded that these circumstances create substantial doubt regarding our ability to continue as a going concern.

We cannot provide any assurances that we will be successful in restructuring our existing debt obligations, and if we are unsuccessful in our efforts to restructure and obtain new financing, it may be necessary for us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”), or an involuntary petition for bankruptcy may be filed against us.

Operational Highlights for the Second Quarter of 2020
During the second quarter of 2020, we achieved the following operating and financial results:
•Production decreased by 2% compared to the second quarter of 2019, averaging 13,339 BOE per day versus 13,630 BOE per day. Compared to the first quarter of 2020, production decreased 8%, or 1,097 BOE per day, from 14,436 BOE per day. In response to the collapse in commodity prices, we shut in or stored approximately 4,700 BOE per day of production during late-April and all of May 2020, primarily in our Central Eagle Ford Area. These shut-in wells came back online during the first week of June, and we estimate that the shut-ins reduced average production for the quarter by 1,700 BOE per day.
•Drilled and completed three new wells and drilled three additional uncompleted wells ("DUCs") at our Hawkeye property.
•Continued to lower our operating expenses on a per-BOE basis. Compared to the second quarter of 2019, lease operating and gas gathering, and production and ad valorem taxes decreased on a per-BOE basis due to our continued focus on controlling costs. However, general and administrative expenses increased significantly during the current quarter due to professional fees related to our ongoing corporate restructuring efforts.
Changes in operating results between the second quarters of 2020 and 2019 were primarily driven by the following:
•Revenues decreased sharply by $35.0 million, or 67%, between the two quarters, primarily driven by a 66% decrease in commodity prices and a 2% decrease in production.
•Compared to the second quarter of 2019, lease operating and gas gathering expense decreased by 44% to $3.16 per BOE, production and ad valorem taxes decreased by 39% to $0.83 per BOE, general and administrative expense increased by 59% to $1.83 per BOE, and interest expense decreased $0.03 per BOE.
•Derivative financial instruments had a net loss of $21.1 million in the second quarter of 2020, compared to a net gain of $9.5 million in the second quarter of 2019.
During the second quarter of 2020, we recognized net loss attributable to common stockholders of $42.9 million, or $1.70 per diluted common share, compared to net income attributable to common stockholders of $6.9 million, or $0.28 per diluted common share, in the second quarter of 2019. We generated $30.4 million of cash flow from operating activities during the first six months of 2020, which was $7.8 million less than the $38.2 million generated by operating activities during the first six months of 2019.
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

In June, we began flowback operations on the Hawkeye #14H, Hawkeye #15H, and Hawkeye #16H. These wells were the first wells completed in the AMI, and were drilled to total measured depths of 21,221, 20,924, and 20,228 feet, respectively. These new wells have since cleaned up after flowback and registered the following Max-30 rates which average 1,461 BOE/d:

◦Hawkeye #14H – With a 10,979’ perforated interval, the #14H recorded Max-30 rates of 1,186 Bbls/d oil, 87 Bbls/d of NGLs, and 625 Mcf/d, or 1,377 BOE/d on a three-stream basis and was achieved on a 30/64” choke. Currently, the #14H is producing 961 Bbls/d oil, 57 Bbls/d of NGLs, 410 Mcf/d gas, or 1,086 BOE/d on a three-stream basis.

◦Hawkeye #15H – With a 10,608’ perforated interval, the #15H recorded Max-30 rates 1,372 Bbls/d oil, 101 Bbls/d of NGLs, and 729 Mcf/d, or 1,595 BOE/d on a three-stream basis and was achieved on a 30/64” choke. Currently, the #15H is producing 1,062 Bbls/d oil, 64 Bbls/d of NGLs, 459 Mcf/d gas, or 1,205 BOE/d on a three-stream basis.

◦Hawkeye #16H – With a 9,885’ perforated interval, the #16H recorded Max-30 rates 1,217 Bbls/d oil, 88 Bbls/d of NGLs, and 635 Mcf/d, or 1,411 BOE/d on a three-stream basis and was achieved on a 30/64” choke. Currently, the #16H is producing 970 Bbls/d oil, 55 Bbls/d of NGLs, and 396 Mcf/d gas, or 1,091 BOE/d on a three-stream basis.

Our joint interest partner did not participate but we ultimately expect to have a 50% working interest in these wells.

In July, we completed drilling operations on the Hawkeye #33H, Hawkeye #34H, and Hawkeye #35. These wells were drilled to total measured depths of 20,500, 20,358 and 20,467 feet, respectively, and are expected to have perforated intervals averaging approximately 10,800 feet. These wells are currently held in inventory as Drilled Uncompleted ("DUC’s"). Our joint interest partner did not participate but we ultimately expect to have a 50% working interest in these wells.

RESULTS OF OPERATIONS
Certain of our operating results and statistics for the three and six months ended June 30, 2020 and 2019 are summarized below:

In thousands, except per share and unit data	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Results
Net loss attributable to common stockholders	$(42,901)	$11,177	$(155,950)	$(49,451)
Net loss per common share – basic(1)	(1.70)	0.28	(6.20)	(1.99)
Net loss per common share – diluted(1)	(1.70)	0.28	(6.20)	(1.99)
Net cash provided by operating activities	30,411	28,362	30,411	38,187
Revenues
Oil	$11,976	$44,726	$41,986	$78,310
NGLs	1,762	3,549	4,362	6,942
Natural gas	3,482	3,940	7,902	7,704
Total revenues	$17,220	$52,215	$54,250	$92,956
Total production volumes by product
Oil (Bbls)	579,179	709,361	1,237,680	1,299,457
NGLs (Bbls)	267,462	263,994	570,933	481,555
Natural gas (Mcf)	2,203,209	1,601,656	4,313,625	2,896,860
Total barrels of oil equivalent (6:1)	1,213,843	1,240,298	2,527,551	2,263,822
Daily production volumes by product
Oil (Bbls/d)	6,365	7,795	6,800	7,179
NGLs (Bbls/d)	2,939	2,901	3,137	2,661
Natural gas (Mcf/d)	24,211	17,601	23,701	16,005
Total barrels of oil equivalent (BOE/d)	13,339	13,630	13,888	12,507
Average realized prices
Oil ($ per Bbl)	$20.68	$63.05	$33.92	$60.26
NGLs ($ per Bbl)	6.59	13.44	7.64	14.42
Natural gas ($ per Mcf)	1.58	2.46	1.83	2.66
Total oil equivalent, excluding the effect from commodity derivatives ($ per BOE)	14.19	42.10	21.46	41.06
Total oil equivalent, including the effect from commodity derivatives ($ per BOE)	31.22	38.63	32.88	38.86
Operating and other expenses
Lease operating and gas gathering	$4,903	$8,929	$14,692	$16,638
Production and ad valorem taxes	1,721	2,818	4,091	5,109
Depreciation, depletion and amortization	16,575	21,515	40,929	39,486
General and administrative	5,981	3,841	8,856	8,221
Interest expense	10,512	10,778	22,122	21,434
Operating and other expenses per BOE
Lease operating and gas gathering	$4.04	$7.20	$5.81	$7.35
Production and ad valorem taxes	1.42	2.27	1.62	2.26
Depreciation, depletion and amortization	13.65	17.35	16.19	17.44
General and administrative	4.93	3.10	3.50	3.63
Interest expense	8.66	8.69	8.75	9.47

(1) Basic and diluted earnings per share are calculated using the two-class method. See Footnote 1. Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1.

Production
The table below summarizes our production volumes for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Oil (Bbls/d)	6,365	7,795	(18)%	6,800	7,179	(5)%
NGLs (Bbls/d)	2,939	2,901	1%	3,137	2,661	18%
Natural gas (Mcf/d)	24,211	17,601	38%	23,701	16,005	48%
Total (BOE/d)	13,339	13,630	(2)%	13,888	12,507	11%
Total production during the second quarter of 2020 averaged 13,339 BOE per day, a decrease of 2%, or 291 BOE per day, compared to the same period in 2019. This decrease was primarily driven by slower development of our Eagle Ford acreage in the current quarter and shutting in a significant amount of production (which effected average daily production for the quarter by approximately 1,700 BOE per day) in our oi-rich Central Eagle Ford region during late April through the end of May 2020 both in response to lower commodity prices that started during March of 2020. Total production during the first six months of 2020 averaged 13,888 BOE per day, an increase of 11%, or 1,381 BOE per day, compared to the same period in 2019. Compared to the second quarter of 2020, the year-to-date production for 2020 includes the benefit of higher production during the first quarter of the year before the production shut-in noted above occurred in April.
Our production during the second quarter of 2020 was 70% oil and NGLs, compared to 78% during the second quarter of 2019.
Oil, Natural Gas Liquid and Natural Gas Revenues
The table below summarizes our production revenues for the three and six months ended June 30, 2020 and 2019:

In thousands	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Oil	$11,976	$44,726	(73)%	$41,986	$78,310	(46)%
NGLs	1,762	3,549	(50)%	4,362	6,942	(37)%
Natural gas	3,482	3,940	(12)%	7,902	7,704	3%
Total revenues	$17,220	$52,215	(67)%	$54,250	$92,956	(42)%
Our oil, NGL and natural gas revenues during the three months ended June 30, 2020 decreased $35.0 million, or 67%, compared to those revenues for the same period in 2019. For the six months ended June 30, 2020, our oil, NGL and natural gas revenues decreased $38.8 million, or 42%, compared to the same period in 2019. The changes in our oil, NGL and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

In thousands	Three Months Ended June 30, 2020 vs 2019		Six Months Ended June 30, 2020 vs 2019

	Decrease in Revenues	Percentage Decrease in Revenues	Increase (Decrease) in Revenues	Percentage Increase (Decrease) in Revenues
Change in oil, NGL and natural gas revenues due to:
(Decrease) increase in production	$(1,114)	(2)%	$10,829	12%
Decrease in commodity prices	(33,881)	(66)%	(49,535)	(53)%
Total change in oil, NGL and natural gas revenues	$(34,995)	(68)%	$(38,706)	(42)%

Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Average net realized price
Oil ($/Bbl)	$20.68	$63.05	(67)%	$33.92	$60.26	(44)%
NGLs ($/Bbls)	6.59	13.44	(51)%	7.64	14.42	(47)%
Natural gas ($/Mcf)	1.58	2.46	(36)%	1.83	2.66	(31)%
Total ($/BOE)	14.19	42.10	(66)%	21.46	41.06	(48)%
Average NYMEX differentials
Oil per Bbl	$(7.17)	$3.24	(321)%	$(3.09)	$2.90	(206)%
Natural gas per Mcf	(0.13)	(0.10)	30%	0.02	(0.08)	(127)%
The average wellhead price for our production in the three months ended June 30, 2020 was $14.19 per BOE, a 66% decrease compared to the average price for the comparable period in 2019. The realized wellhead price for the six months ended June 30, 2020 was $21.46 per BOE, a 48% decrease compared to the average price of the comparable period in 2019. Reported wellhead realizations were driven lower by a decrease in the crude oil and natural gas benchmark prices between the periods, in addition to a significantly lower NYMEX oil differential. Our realized NGL price was $6.59 per Bbl, or 32% of NYMEX WTI.
Our average NYMEX oil differential decreased quarter over quarter by $10.41 per Bbl. Differentials were impacted significantly during the quarter as a result of the April 2020 price collapse that saw WTI drop to approximately negative $40 per Bbl at one point. This led to temporary storage restraints at purchasers which caused marketing rates to increase as high as $10 per Bbl. The drastic change in price also created sharp, yet temporary, changes in oil related differentials that fell to approximately negative $8 per Bbl in May 2020.
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
The following table summarizes the net cash (payments) receipts on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
In thousands, except price impact	Net realized settlements	Price impact	Net realized settlements	Price impact	Net realized settlements	Price impact	Net realized settlements	Price impact
(Payments) receipts on settlements of oil derivatives	$21,400	$36.95	$(5,066)	$(7.14)	$21,261	$17.18	$(4,603)	$(3.54)
Receipts on settlements of natural gas derivatives	1,491	0.68	178	0.11	2,455	0.57	1,024	0.35
Total net commodity derivative settlements	$22,891		$(4,888)		$23,716		$(3,579)
Our realized net gain on commodity derivative contracts was $20.5 million and $28.7 million for the three and six months ended June 30, 2020. We realized an average gain of $17.03 and $11.42 per BOE on our oil and natural gas swaps during the three and six months ended June 30, 2020, respectively, as compared to an average loss of $4.35 and $2.79 per BOE for the three and six months ended June 30, 2019.

Production Expenses
The table below presents detail of production expenses for the three and six months ended June 30, 2020 and 2019:

In thousands, except expense per BOE	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Production expenses
Lease operating and gas gathering	$4,903	$8,929	(45)%	$14,692	$16,638	(12)%
Production and ad valorem taxes	1,721	2,818	(39)%	4,091	5,109	(20)%
Depreciation, depletion and amortization	16,575	21,515	(23)%	40,929	39,486	4%
Production expenses per BOE
Lease operating and gas gathering	$4.04	$7.20	(44)%	$5.81	$7.35	(21)%
Production and ad valorem taxes	1.42	2.27	(38)%	1.62	2.26	(28)%
Depreciation, depletion and amortization	13.65	17.35	(21)%	16.19	17.44	(7)%
Lease Operating and Gas Gathering
The table below provides detail of our lease operating and gas gathering expense for the three and six months ended June 30, 2020 and 2019:

In thousands	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Lease operating	$4,028	$7,692	(48)%	$11,667	$14,522	(20)%
Gas gathering, processing and transportation	875	1,237	(29)%	3,025	2,116	43%
Total lease operating and gas gathering expense	$4,903	$8,929	(45)%	$14,692	$16,638	(12)%

Lease operating expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for direct labor, water injection and disposal, utilities, materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production and ad valorem taxes.
Our lease operating and gas gathering expense decreased $4.0 million, or 45%, for the three months ended June 30, 2020 to $4.9 million from $8.9 million in the comparable period in 2019. On a six-month comparative basis, these expenses decreased $1.9 million, or 12%, from $16.6 million in 2019 to $14.7 million in 2020. On a unit-of-production basis, lease operating and gas gathering expense decreased 44%, or $3.16 per BOE, from $7.20 per BOE in the three months ended June 30, 2019 to $4.04 per BOE in the three months ended June 30, 2020. On a six-month comparative basis, these expenses decreased 21%, or $1.54 per BOE, from $7.35 per BOE for the six months ended June 30, 2019 to $5.81 per BOE for the six months ended June 30, 2020. Starting in March 2020, we deferred most workover operations and replaced all third-party roustabout crews with company employees. We also significantly cut field labor overtime and third-party costs for water disposal, chemicals and rentals.
Compared to the first quarter of 2020, lease operating and gas gathering expense decreased 50%, or $4.9 million. On a unit-of-production basis, these expenses increased 46%, or $3.41 per BOE, from the first quarter of 2020.

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

The following table provides detail of our production and ad valorem taxes for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2020	2019	Change	2020	2019	Change
Production taxes	$729	$2,312	(68)%	$2,055	$4,098	(50)%
Ad valorem taxes	992	506	96%	2,036	1,011	101%
Total production and ad valorem tax expense	$1,721	$2,818	(39)%	$4,091	$5,109	(20)%
Our total production and ad valorem tax expense decreased 39%, or $1.1 million, between the three months ended March 31, 2020 and 2019. On a six-month comparative basis, these expenses decreased 20%, or $1.0 million, from $5.1 million in 2019 to $4.1 million in 2020. Production taxes were lower in the current period due to significantly lower revenues, caused by lower commodity prices as discussed above. Ad valorum taxes were higher in the current period due to higher appraised values for our properties. On a unit-of-production basis, production and ad valorem tax expense decreased 38%, or $0.85 per BOE, from $2.27 per BOE in the three months ended June 30, 2019 to $1.42 per BOE in the three months ended June 30, 2020. On a six-month comparative basis, these expenses decreased 28%, or $0.64 per BOE, from $2.26 per BOE for the six months ended June 30, 2019 to $1.62 per BOE for the six months ended June 20, 2020. These decreases in the per-BOE rate are attributable to lower commodity prices received for our production in the current period, as further discussed above.
Compared to the first quarter of 2020, production and ad valorem taxes decreased $1.1 million, or 39%. This decrease correlates with the decrease in production revenues between the two quarters. On a unit-of-production basis, these expenses decreased 21%, or $0.38 per BOE, from the first quarter of 2020.
Depreciation, Depletion and Amortization
The table below provides detail of our depreciation, depletion and amortization ("DD&A") expense for the three and six months ended June 30, 2020 and 2019.

In thousands	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Depletion of proved oil and gas properties	$15,925	$21,079	(24)%	$39,607	$38,636	3%
Depreciation of other property and equipment	383	357	7%	746	693	8%
Accretion of asset retirement obligations	267	79	238%	576	157	267%
Total DD&A expense	$16,575	$21,515	(23)%	$40,929	$39,486	4%
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
D&A expense for the three months ended June 30, 2020 was $16.6 million, a 23% decrease from $21.5 million in the comparable period in 2019. On a unit-of-production basis, DD&A decreased 21%, or $3.70 per BOE, from $17.35 per BOE for the three months ended June 30, 2019 to $13.65 per BOE for the three months ended June 30, 2020. On a six-month comparative basis, these expenses increased $1.0 million, or 3%, from $38.6 million for the six months ended June 30, 2019 to $39.6 million for the six months ended June 30, 2020. On a six-month comparative basis, these expenses decreased 7% or $1.25 per BOE, from $17.44 per BOE for the six months ended June 30, 2019, to $16.19 per BOE for the six months ended

June 30, 2020. This decrease is largely due to impairment charges we incurred during the first quarter of 2020 after removing PUDs (see below), as well as lower production between the two periods.

Compared to the first quarter of 2020, DD&A expense decreased $7.8 million. On a unit-of-production basis, DD&A decreased by $4.89 per BOE, or 26%, from the first quarter of 2020.

Loss on Sale of Oil and Gas Properties
In March 2019, we completed the divestiture of its Pirate assets in Wilson County for an adjusted cash purchase price of $11.5 million, after closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE/d. We recognized a loss of $33.5 million during the first quarter of 2019 in conjunction with the sale of the assets.
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
General and Administrative
General and administrative ("G&A") expense increased $2.2 million, or 33%, to $6.0 million in the three months ended June 30, 2020, from $3.8 million for the comparable period in 2019. On a unit-of-production basis, G&A expense increased 59%, or $1.83 per BOE, from $3.10 per BOE for the three months ended June 30, 2019 to $4.93 per BOE for the three months ended June 30, 2020. On a six-month comparative basis, G&A increased $0.6 million, or 8%, between the two periods. These increases reflect professional fees incurred related to our restructuring efforts during the second quarter of 2020. The increase between the six-month periods also includes, to a lesser extent, gains in stock-based compensation during the first quarter of 2020, partially offset by higher compensation expense. On a six-month comparative basis, these expenses decreased 4%, or $1.25 per BOE, from $3.63 per BOE for the six months ended June 30, 2019, to $3.50 per BOE for the six months ended June 30, 2020.

Compared to the first quarter of 2020, G&A expense for the three months ended June 30, 2020 increased $3.1 million, or 107%. On a unit-of-production basis, G&A expense increased by $2.74 per BOE, or 125%, from the first quarter of 2020.

Interest Expense
The table below provides detail of the interest expense for our various long-term obligations for the three and six months ended June 30, 2020 and 2019:

In thousands	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Interest expense on 11.25% Senior Notes	$7,031	$7,031	—%	$14,062	$14,062	—%
Interest expense on Credit Facility	2,664	2,999	(11)%	6,356	5,823	9%
Other interest expense	211	132	60%	329	232	42%
Total cash interest expense (1)	$9,906	$10,162	(3)%	$20,747	$20,117	3%
Amortization of debt issuance costs and discounts	606	616	(2)%	1,375	1,317	4%
Total interest expense	$10,512	$10,778	(2)%	$22,122	$21,434	3%
Per BOE:
Total cash interest expense	$8.16	$8.19	—%	$8.21	$8.89	(8)%
Total interest expense	8.66	8.69	—%	8.75	9.47	(8)%
(1) Cash interest is presented on an accrual basis.
Our total interest expense in the three months ended June 30, 2020 was $10.5 million, an 2% decrease from $10.8 million in the comparable period in 2019. This decrease is primarily due to lower interest rates on our Credit Facility (as defined below), mostly offset by a higher outstanding balance on the Credit Facility in the current quarter. On a six-month comparative basis, total interest expense increased $0.6 million, or 3%, between the two periods.
On a unit-of-production basis, total interest expense decreased slightly at $0.03 per BOE, from $8.69 per BOE in the three months ended June 30, 2019 to $8.66 per BOE in the three months ended June 30, 2020. On a six-month comparative basis, total interest expense decreased 8%, or $0.72 per BOE, from $9.47 per BOE for the six months ended June 30, 2019 to $8.75 per BOE for the six months ended June 30, 2020.
Compared to the first quarter of 2020, interest expense for the three months ended June 30, 2020 decreased by $1.1 million, primarily due to lower interest rates on our Credit Facility. On a unit-of-production basis, interest expense decreased 9%, or $1.93 per BOE, from the first quarter of 2020. These decreases are primarily due to a decrease in floating interest rates on our Credit Facility between the quarters.
Income Taxes
The following table provides further detail of our income taxes for the three and six months ended June 30, 2020 and 2019:

In thousands, except per-BOE amounts and tax rates	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current income tax benefit	$4,332	$34	$4,756	$44
Deferred income tax (expense) benefit	—	(1,234)	931	11,688
Total income tax benefit (expense)	$4,332	$(1,200)	$5,687	$11,732
Average income tax benefit (expense) per BOE	$3.57	$(0.97)	$2.25	$5.18
Effective tax rate	9.6%	8.3%	15.8%	20.6%
Total net deferred tax liability on balance sheet at period end	$—	$682
As a result of the loss before income taxes of $44.9 million and $157.1 million for the three and six months ended June 30, 2020, respectively, we recorded income tax benefit of $4.3 million and $5.7 million, respectively. As a result of the net income before income taxes of $14.5 million for the three months ended June 30, 2019 and net loss before income taxes of $57.0 for the six months ended June 30, 2019, we recorded income tax expense of $1.2 million and income tax benefit $11.7 million, respectively.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain taxpayer relief as a result of the COVID-19 pandemic. The CARES Act included several favorable provisions that impacted income taxes, primarily the modified rules on the deductibility of business interest expense for 2019 and 2020, a five-year carryback period for net operating losses generated after 2017 and before 2021, and the acceleration of refundable alternative minimum tax credits. The CARES Act did not materially impact our effective tax rate for the three and six months ended June 30, 2020.
Our deferred tax assets exceeded our deferred tax liabilities at June 30, 2020 primarily due to tax consequences of the impairment of our proved properties during the first quarter of 2020; as a result, we retained a full valuation allowance of $40.1 million at June 30, 2020 due to uncertainties regarding the future realization of our deferred tax assets. The valuation allowance is also the primary cause for the variance between our statutory tax rate of 21% and the effective tax rates of 9.4% and 15.8% for the three and six months ended June 30, 2020, respectively. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits is determined to be more likely than not.
We have prepared and filed a net operating loss carryback claim on which a refund of $4.4 million has been requested for taxes originally paid with our 2016 income tax return. Due to the full valuation allowance recorded against our net deferred tax asset, we have recognized income tax benefit of $4.4 million to record the expected refund. The $4.4 million receivable has been classified as a current income tax receivable in Prepaid Expenses and Other on our June 30, 2020 balance sheet.

CAPITAL RESOURCES AND LIQUIDITY

Liquidity and Capital Resources

We expect that our primary source of liquidity will be cash flows generated by operating activities. During the first six months of 2020, we generated cash flows from operations of $30.4 million, after giving effect to $1.1 million of negative changes in cash flows from working capital. As of August 14, 2020, our Credit Facility had an outstanding balance of $285.0 million and a borrowing-base deficiency of $60.4 million as a result of the terms of the Forbearance Agreement (see below), which will need to be repaid within 60 days of July 2, 2020. We did not make a $14.1 million interest payment on our 11.25% Senior Notes due July 1, 2020.

While we are working with the lenders under our Revolving Credit Facility and the holders of the 11.25% Senior Notes regarding the applicable defaults under the related agreements, the Company's primary needs for cash are for payments of contractual obligations, working capital obligations and to pay down our Credit Line borrowing base deficiency (see below). We have historically financed our business through cash flows from operations, borrowings under our Credit Facility and the issuance of bonds and equity offerings. As circumstances warrant, we may access the capital markets and issue equity or debt from time to time on an opportunistic basis in a continued effort to optimize our balance sheet and to fund our operations and capital expenditures in the future, dependent upon market conditions and available pricing, however this is unlikely with our current financial condition. Uses of such proceeds may include repayment of our debt, development or acquisition of additional acreage or proved properties, and general corporate purposes. There can be no assurance that future funding of transactions will be available on favorable terms, or at all, and we therefore cannot guarantee the outcome of any such transactions.

As discussed above, NYMEX oil prices have decreased significantly since the beginning of 2020, decreasing from nearly $60 per barrel in early January to the lower $40s per barrel in early August and were considerably lower during the months of April and May. This decrease in the market prices for our production directly reduce our operating cash flow and indirectly impact our other sources of potential liquidity, such as lowering our borrowing capacity under our revolving credit facility, as our borrowing capacity and borrowing costs are generally related to the estimated value of our proved reserves. In this low oil price environment, we have taken various steps to preserve our liquidity including (1) by reducing our 2020 budgeted development capital spending, (2) by continuing to focus on reducing our operating and overhead costs, and (3) by adding additional commodity hedges for 2021 to reduce our long-term exposure to commodity prices.

At June 30, 2020, we had $1.3 million in cash and cash equivalents and $0.6 million of availability under our Credit Facility. On July 2, 2020, the borrowing base was redetermined to $225 million from $286 million pursuant to the Forbearance Agreement. The outstanding balance under our credit facility was $285 million as of August 14, 2020, which represents a borrowing deficiency of $60.4 million, and we are obligated to pay the deficiency within 60 days after July 2, 2020.

We did not satisfy the consolidated current ratio covenant or the leverage ratio covenant under the Credit Facility as of the June 30, 2020 measurement date and did not make an interest payment date under the 11.25% Senior Notes that was due on July 1, 2020 resulting in the Payment Default. Such failures currently represent events of default under the Credit Facility, and the Payment Default represented an event of default under the 11.25% Senior Notes on July 31, 2020 as we did not cure the default within the 30-day cure period. We received a forbearance from the lenders under the Credit Facility until July 31, 2020 for the default in the consolidated current ratio covenant and the leverage ratio covenant as of the June 30, 2020 measurement date and the missed interest payment pursuant to the Forbearance Agreement. On July 31, 2020, the Company and certain of its subsidiaries entered into an amendment with respect to the Forbearance Agreement with the Lenders, pursuant to which the Lenders agreed to extend the stated term of the Forbearance Agreement until August 21, 2020. Also, on July 31, 2020, the Company entered into the Notes Forbearance Agreement with respect to the Payment Default. Despite the forbearances, the defaults under the Credit Facility and the 11.25% Senior Notes are continuing, and will continue, absent a waiver from the lenders or, in case of the 11.25% Senior Notes, the Payment Default is cured.

We do not anticipate maintaining compliance with the consolidated current ratio covenant and leverage ratio covenant under our Credit Facility over the next twelve months and are currently in forbearance with the Credit Facility and 11.25% Senior Notes until August 21. If we are unable to reach an agreement with our lenders, the lenders of the Credit Facility may choose to accelerate repayment, in addition to the $60.4 million due from the current borrowing base deficiency noted above, which in turn may result in an event of default and an acceleration of the 11.25% Senior Notes, which have a $14.1 million interest payment that was due and unpaid on July 1, 2020 that separately represents a current event of default. We do not currently have sufficient liquidity to repay such indebtedness, including the current borrowing base deficiency and unpaid interest payment, and are currently in talks with are lenders to restructure our existing debt obligations.

We cannot provide any assurances that we will be successful in restructuring our existing debt obligations, and if we are unsuccessful in our efforts to restructure and obtain new financing, it may be necessary for us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”), or an involuntary petition for bankruptcy may be filed against us.

Cash flows for the six months ended June 30, 2020 and 2019 are presented below:

In thousands	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$30,411	$38,187
Investing activities	(72,337)	(62,035)
Financing activities	40,048	21,833
Net change in cash	$(1,878)	$(2,015)
Net Cash Provided by Operating Activities
Net cash provided by operating activities of $30.4 million for the first six months of 2020 was $7.8 million less than the first six months of 2019, which totaled $38.2 million. Excluding changes in operating assets and liabilities, net cash provided by operating activities decreased $6.7 million. Compared to the first six months of 2019, the first six months of 2020 had significantly lower commodity prices. Changes in our operating assets and liabilities between the six months ended June 30, 2019 and the six months ended June 30, 2020 resulted in a net increase of approximately $1.1 million in net cash provided by operating activities for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $10.3 million, from $62.0 million in the six months ended June 30, 2019 to $72.3 million in the six months ended June 30, 2020. This increase is primarily due to $12.0 million in proceeds from the sale of the Pirate assets in March 2019.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased $18.2 million, from $21.8 million provided during the six months ended June 30, 2019 to $40.0 million provided in the six months ended June 30, 2020. This increase is primarily due to lower repayments of our Credit Line borrowing in the current period.

Debt
Senior Secured Credit Facility

In July 2015, through our subsidiary, Lonestar Resources America, Inc. ("LRAI"), we entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”), which has a maturity date of November 15, 2023. As of June 30, 2020, $285.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility for the quarter was 3.73%. Borrowing availability was $0.6 million as of June 30, 2020, which reflects $0.4 million of letters of credit outstanding.

The Credit Facility may be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provides for a commitment fee of 0.375% to 0.5% (0.5% following the Thirteenth Amendment) based on the unused portion of the borrowing base under the Credit Facility. As of March 31, 2020, the borrowing base and lender commitments for the Credit Facility was $290 million. The borrowing base was lowered to $286 million on June 11, 2020 as part of the Thirteenth Amendment, and on July 2, 2020, the borrowing base was redetermined to $225 million from $286 million pursuant to the Forbearance Agreement. The outstanding balance under our credit facility was $285 million as of August 14, 2020 which represents a borrowing deficiency of $60.4 million. We are obligated to pay the deficiency within 60 days after July 2, 2020.

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

The Credit Facility contains certain financial performance covenants, as defined in the Credit Facility, including the following:

a.A maximum debt to EBITDAX ratio of 4.0 to 1.0, and

b.A current ratio of not less than 1.0 to 1.0.

We were not in compliance with the terms of the Credit Facility as of December 31, 2019 because we did not satisfy the consolidated current ratio at those times and the audit report prepared by our auditors with respect to the 2019 financial statements included an explanatory paragraph expressing uncertainty as to our ability to continue as a "going concern." The lenders waived the current ratio default with respect to December 31, 2019, pursuant to the Waiver. The Company received a forbearance until July 31, 2020 for the default in the consolidated current ratio covenant as of the March 31, 2020, and June 30, 2020, measurement dates, the leverage ratio covenant as of the June 30, 2020, measurement date and the missed July 1, 2020 interest payment under the 11.25% Senior Notes pursuant to the Forbearance Agreement. On July 31, 2020, the Company and certain of its subsidiaries entered into an amendment with respect to the Forbearance Agreement with the Lenders, pursuant to which the Lenders agreed to extend the stated term of the Forbearance Agreement until August 21, 2020. Despite the forbearance, the defaults under the Credit Facility are continuing, and will continue, absent a waiver from the lenders. As we do not anticipate maintaining compliance with the consolidated current ratio covenant or the leverage ratio covenant under our Credit Facility over the next twelve months, we are evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking waivers, forbearances or amendments to the covenants or other provisions of our revolving credit facility to address future defaults. We were not in compliance with the terms of the Credit Facility as of May 15, 2020, because we did not timely deliver our financial statements with respect to the fiscal quarter ended March 31, 2020. Such failure represented a default under the Credit Facility which the lenders waived pursuant to the Thirteenth Amendment. As noted above, the borrowing base was redetermined to $225 million from $286 million pursuant to the Forbearance Agreement. The outstanding balance under our credit facility was $285 million as of August 14, 2020 which represents a borrowing deficiency of $60.4 million. We are obligated to pay the deficiency within 60 days after July 2, 2020.

Waiver and Eleventh Amendment

Effective April 7, 2020, we entered into the Waiver and Eleventh Amendment (the "Waiver") to waive events of default arising from our failure to comply with the consolidated current ratio as of December 31, 2019, to timely provide audited financial statements and to provide financial statements that are not subject to any “going concern” or like qualification or exception for the fiscal year ended December 31, 2019. As there was no guarantee that our lenders will agree to waive events of default or potential events of default in the future, the amounts outstanding under the Credit Facility as of December 31, 2019 were classified as current in the accompanying 2019 Condensed Consolidated Balance Sheet in Part 1. Financial Information.

Twelfth Amendment

Effective May 8, 2020, we entered into the Twelfth Amendment to Credit Agreement (the “ Twelfth Amendment”), to allow the Company to accept proceeds of up to $2.2 million from an unsecured loan applied for under the Coronavirus Aid, Relief and Economic Security Act.

We applied for, and received, funds under the Paycheck Protection Program during the second quarter of 2020 in the amount of $2.2 million. The application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required us to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

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

On July 31, 2020, the Company and certain of its subsidiaries entered into an amendment with respect to the Forbearance Agreement with the Lenders, pursuant to which the Lenders agreed to extend the stated term of the Forbearance Agreement until August 21, 2020.

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

Given the ongoing events of default, the amounts outstanding under the Credit Facility as of June 30, 2020 were classified as current in the accompanying Condensed Consolidated Balance Sheet in Part 1.

11.25% Senior Notes

In January 2018, the we issued $250 million of 11.250% Senior Notes to U.S.-based institutional investors. The net proceeds of $244.4 million were used to fully retire our 8.75% Senior Notes, which included principal, interest and a prepayment premium of approximately $162 million. The remaining net proceeds were used to reduce borrowings under the Credit Facility.

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

On and after January 1, 2021, we may redeem the 11.25% Senior Notes, in whole or in part, plus accrued and unpaid interest, at the following redemption prices: 108.438% after January 1, 2021; 105.625% after January 1, 2022; and 100% after July 1, 2022,

The indenture contains certain restrictions on our ability to incur additional debt, pay dividends on our common stock, make investments, create liens on our assets, engage in transactions with affiliates, transfer or sell assets, consolidate or merge, or sell substantially all of our assets. The indenture also contains cross- default provisions for defaults of our other debt instruments, including the Credit Facility, caused by payment default or events which cause the acceleration of repayment prior to the stated maturity of such instrument.

We did not make our interest payment on the 11.25% Senior Notes that was due on July 1, 2020 of approximately $14.1 million (the "Payment Default"). Such Payment Default represents a default under the 11.25% Senior Notes and an event of default when the Company did not cure within 30 days. The Payment Default represents a current event of default under the Credit Facility. We have entered into the Forbearance Agreement which provides that, among other things, the lenders under the Credit Facility have agreed to forbear the Company’s default of the interest payment until July 31, 2020. However, the default under the Credit Facility has not been waived and still exists. Accordingly, the amounts outstanding under the 11.25% Senior Notes as of June 30, 2020 were classified as current in the accompanying Condensed Consolidated Balance Sheet in Part 1 Financial Information.

On July 31, 2020, we entered into the Notes Forbearance Agreement pursuant to which, among other things, certain holders holding greater than 50% of the outstanding 11.25% Senior Notes (i) agreed to refrain from exercising their rights and remedies with respect to the Payment Default and (ii) requested that the trustee not take any remedial action as a result of the Payment Default.

The Notes Forbearance Agreement will terminate and end upon the occurrence of, among other things (i) 6:00 pm (New York City time) on August 21, 2020, (ii) any failure by the Company or its subsidiaries party thereto to perform its obligation under the Notes Forbearance Agreement, (iii) the Company incurs another default or event of default under the Indenture, other than the Payment Default, and (iv) the termination of the Forbearance Agreement. If the Notes Forbearance Agreement terminates and any then-current and ongoing events of default have not been waived or cured, the outstanding 11.25% Senior Notes may be accelerated. Despite the Notes Forbearance Agreement, the Payment Default still represents an ongoing event of default.
Capital Expenditures
We currently anticipate that our full-year 2020 capital budget, excluding acquisitions, will be approximately $65 million, almost all of which has been incurred by the end of June 2020. This program allowed for the drilling of a range of 10 gross (7.0 net) wells and the completion of a range of 10 gross (8.5 net) wells, five which were placed into production by the end of the first quarter of 2020, two at Horned Frog and three at Hawkeye which were placed into production during the second quarter of 2020 and three additional DUCs which were drilled at Hawkeye during June 2020.
The table below summarizes our cash capital expenditures incurred for the six months ended June 30, 2020:

In thousands	Six Months Ended June 30, 2020
Acquisition of oil and gas properties	$1,714
Development of oil and gas properties	72,824
Purchases of other property and equipment	636
Total capital expenditures	$75,174
For the six months ended June 30, 2020, our capital expenditures were funded with cash flow from operations, with additional funds provided by borrowings on our Credit Facility. Our 2020 capital expenditures may be further adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital that we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated wells, our drilling results, other opportunities that may become available to us and our ability to obtain capital.

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
As of June 30, 2020, there were no significant changes to any of our critical accounting policies.
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
Forward-looking statements may include statements about our:

• Our ability to refinance or remedy existing or future default under our Credit Facility and the 11.25% Senior Notes, refinance or satisfy the obligations of our 11.25% 2023 Notes or obtain additional sources of capital;
•discovery and development of crude oil, NGLs and natural gas reserves;
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
The following table shows the fair value of our commodity derivative contracts and the hypothetical result from a 10% change in commodity prices as of June 30, 2020. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks could be mitigated by price changes in the underlying physical commodity:

		Hypothetical Fair Value
(in thousands)	Fair Value	10% Increase In Commodity Price	10% Decrease In Commodity Price
Swaps	$55,314	$36,117	$74,510
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
Interest Rate Risk
As of June 30, 2020, we had $285.0 million outstanding under the Credit Facility, which is subject to floating market rates of interest. Borrowings under the Credit Facility bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increase in this interest rate can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at June 30, 2020, a 100-basis-point change in interest rates would change our annualized interest expense by approximately $2.9 million.
We use interest rate swap contracts to manage our net exposure to rate changes attributable to our Credit Facility borrowings. At June 30, 2020, we were a party to two one-month LIBOR swap contracts with notional amounts of $190 million in the aggregate and a fixed rate of 0.68%. The contracts settle monthly from April 2020 through March 2023.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting.
During the second quarter of fiscal 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not make the July 1, 2020 interest payment under our 11.25% Senior Notes and are currently in default. Such failure represents an event of default under the 11.25% Senior Notes as we did not cure such default within the 30-day cure period. Such failure currently represents an event of default under our revolving credit facility. The Company has entered into the Forbearance Agreement which provides that, among other things, the lenders under the Credit Facility have agreed to forbear the Company’s default of the interest payment until July 31, 2020. On July 31, 2020, the Company and certain of its subsidiaries entered into an amendment with respect to the Forbearance Agreement with the Lenders, pursuant to which the lenders agreed to extend the stated term of the Forbearance Agreement until August 21, 2020. Also, on July 31, 2020, the Company received a forbearance until August 21, 2020 from certain holders of greater than 50% of the outstanding 11.25% Senior Notes for the Payment Default. Despite the forbearances, the defaults under the Credit Facility and the 11.25% Senior Notes are continuing, and will continue, absent a waiver from the lenders or, in case of the 11.25% Senior Notes, the Payment Default is cured. Accordingly, the amounts outstanding under the 11.25% Senior Notes as of June 30, 2020 were classified as current in the accompanying Condensed Consolidated Balance Sheet.

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

As we do not anticipate maintaining compliance with all covenants under our Credit Facility over the next twelve months, we evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers, forbearances or amendments to the covenants or other provisions of the Credit Facility and 11.25% Senior Notes to address any existing or future defaults, and we have engaged financial and legal advisors to assist us. However, we cannot provide any assurances that we will be successful in any restructuring of existing debt obligations or obtaining capital sufficient to fund the refinancing of our outstanding indebtedness or to provide sufficient liquidity to meet our operating needs. If our attempts are unsuccessful or we are unable to complete such a restructuring on satisfactory terms, we may choose to pursue a filing under Chapter 11. If an agreement is reached and we decide to pursue a restructuring, it may be necessary for us and certain of our affiliates to file voluntary petitions for relief under Chapter 11 in order to implement a restructuring through a plan of reorganization before the bankruptcy court. We may also conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring of our obligations if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring, or if further events or developments arise that necessitate us seeking relief under Chapter 11. It may be necessary to commence such a bankruptcy case in the near future. Also, if an agreement is not reached, certain creditors could commence involuntary bankruptcy cases against us if we are not able to satisfy our obligations under our debt agreements, including our Credit Facility and the 11.25% Senior Notes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes purchases of our Class A Common Stock during the second quarter of 2020:

	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares that May Yet Be Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2020	20,877	$0.48	—	—
May 2020	668	0.59	—	—
June 2020	—	—	—	—
Total	21,545		—
Stock repurchases during the second quarter of 2020 were made in connection with delivery by our employees of shares to us to satisfy their tax withholding requirements related to the vesting of restricted shares.

Item 3. Default under Credit Facility and 11.25% Senior Notes.
The Company did not satisfy the consolidated current ratio covenant or the leverage ratio covenant under the Company’s Credit Facility as of the June 30, 2020 measurement date and such failure represents an event of default under the Company's Credit Facility. We also failed to make an interest payment under the 11.25% Senior Notes on July 1, 2020 of approximately $14.1 million, and such Payment Default represented an event of default under the Credit Facility on July 1, 2020 and an event of default under the 11.25% Senior Notes on July 31, 2020. We have obtained a forbearance under the Credit Facility for the applicable defaults, among others, pursuant to the Forbearance Agreement, as amended, until August 21, 2020. The Company received a forbearance until August 21, 2020 from certain holders holding greater than 50% of the outstanding 11.25% Senior Notes for the Payment Default. Despite the forbearances, the defaults under the Credit Facility and the 11.25% Senior Notes are continuing, and will continue, absent a waiver from the lenders or, in case of the 11.25% Senior Notes, the Payment Default is cured Despite the forbearance, the defaults are continuing, and will continue, absent a waiver from the lenders. For more information regarding the Credit Facility, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 1, Basis of Presentation - Going Concern.”

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

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
		Form	File No.	Exhibit
10.1	Twelfth Amendment to Credit Agreement	8-K	001-37670	10.1	5/11/20
10.2	Waiver and Thirteenth Amendment to Credit Agreement	8-K	001-37670	10.1	6/17/20
10.3	Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement	10-Q	001-37670	10.3	7/2/20
10.4†	Lonestar Resources US. Inc. Change in Control Severance Plan	10-Q	001-37670	10.4	7/2/20
10.5†	Lonestar Resources US Inc. Change in Control Severance Plan Eligibility Notification (Executive)	10-Q	001-37670	10.5	7/2/20
10.6	Forbearance Agreement	8-K	001-37670	10.1	8/3/20
10.7	Amendment No. 1 to the Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement	8-K	001-37670	10.2	8/3/20
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Accounting Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

* Filed herewith.
** Furnished herewith
† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONESTAR RESOURCES US INC.

August 14, 2020	/s/ Frank D. Bracken, III
Frank D. Bracken, III Chief Executive Officer

August 14, 2020	/s/ Jason N. Werth
Jason N. Werth Chief Accounting Officer