Form 10-Q
period 2020-09-30
Lonestar Resources US Inc.
filed 2020-11-19
CIK 1661920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File Number: 001-37670

Lonestar Resources US Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	81-0874035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Boland Street, Suite 301, Fort Worth, TX	76107
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (817) 921-1889

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol*	Name of Exchange on Which Registered
Class A Voting Common Stock, par value $0.001 per share	LONEQ	NASDAQ Global Select Market
*The registrant's Class A Voting Common Stock began trading on the Pink Open Market on October 12, 2020 under the symbol "LONEQ."

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 18, 2020, the registrant had 25,375,314 shares of Class A voting common stock, par value $0.001 per share, outstanding.
i

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the Three and Nine Months Ended September 30, 2020 and 2019	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42
PART II.	OTHER INFORMATION	43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Default under Credit Facility	47
Item 5.	Other Information	47
Item 6.	Exhibits	49
Signatures		50

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Lonestar Resources US Inc. (Debtor-In-Possession)
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share information)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$36,611	$3,137
Accounts receivable
Oil, natural gas liquid and natural gas sales	14,304	15,991
Joint interest owners and others, net	1,594	1,310
Derivative financial instruments	—	5,095
Prepaid expenses and other	9,936	2,208
Total current assets	62,445	27,741
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	1,099,521	1,050,168
Unproved properties	77,367	76,462
Other property and equipment	21,914	21,401
Less accumulated depreciation, depletion, amortization and impairment	(723,351)	(464,671)
Property and equipment, net	475,451	683,360
Accounts receivable – related party	6,023	5,816
Derivative financial instruments	—	1,754
Other non-current assets	2,052	2,108
Total assets	$545,971	$720,779
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$10	$33,355
Accounts payable – related party	—	189
Oil, natural gas liquid and natural gas sales payable	—	14,811
Accrued liabilities	429	26,905
Derivative financial instruments	—	8,564
Current maturities of long-term debt	285,000	247,000
Total current liabilities	285,439	330,824
Long-term liabilities
Long-term debt	8,781	255,068
Asset retirement obligations	7,583	7,055
Deferred tax liabilities, net	—	931
Warrant liability	—	129
Warrant liability – related party	—	235
Derivative financial instruments	—	1,898
Other non-current liabilities	—	3,752
Total long-term liabilities	16,364	269,068
Liabilities subject to compromise	309,193	—
Total liabilities	610,996	599,892
Commitments and contingencies (Note 11)
Stockholders' (deficit) equity
Class A voting common stock, $0.001 par value, 100,000,000 shares authorized, 25,375,314 and 24,945,594 shares issued and outstanding, respectively	142,655	142,655
Series A-1 convertible participating preferred stock, $0.001 par value, 104,893 and 100,328 shares issued and outstanding, respectively	—	—
Additional paid-in capital	176,012	175,738
Accumulated deficit	(383,692)	(197,506)
Total stockholders' (deficit) equity	(65,025)	120,887
Total liabilities and stockholders' (deficit) equity	$545,971	$720,779

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc. (Debtor-In-Possession)
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Oil sales	$24,524	$42,187	$66,510	$120,496
Natural gas liquid sales	3,202	3,439	7,565	10,381
Natural gas sales	4,383	7,519	12,285	15,224
Total revenues	32,109	53,145	86,360	146,101
Expenses
Lease operating	4,763	8,948	16,430	23,472
Gas gathering, processing and transportation	1,891	1,107	4,916	3,223
Production and ad valorem taxes	1,994	3,017	6,084	8,126
Depreciation, depletion and amortization	18,256	24,635	59,184	64,120
Loss on sale and disposal of oil and gas properties	—	483	1,254	33,530
Impairment of oil and gas properties	—	—	199,908	—
General and administrative	15,808	4,124	24,664	12,345
Other expense (income)	121	(2)	(15)	(4)
Total expenses	42,833	42,312	312,425	144,812
(Loss) income from operations	(10,724)	10,833	(226,065)	1,289
Other (expense) income
Interest expense	(11,399)	(11,295)	(33,521)	(32,730)
Change in fair value of warrants	—	(100)	363	594
(Loss) gain on derivative financial instruments	(9,656)	21,546	70,373	(5,177)
Reorganization items, net	(3,072)	—	(3,072)	—
Total other (expense) income	(24,127)	10,151	34,143	(37,313)
(Loss) income before income taxes	(34,851)	20,984	(191,922)	(36,024)
Income tax benefit (expense)	49	(4,767)	5,736	6,966
Net (loss) income	(34,802)	16,217	(186,186)	(29,058)
Preferred stock dividends	—	(2,159)	(4,566)	(6,336)
Undeclared cumulative preferred stock dividends	(3,671)	—	(3,671)	—
Net (loss) income attributable to common stockholders	$(38,473)	$14,058	$(194,423)	$(35,394)

Net (loss) income per common share
Basic	$(1.52)	$0.34	$(7.70)	$(1.42)
Diluted	$(1.52)	$0.33	$(7.70)	$(1.42)

Weighted average common shares outstanding
Basic	25,361,361	24,933,853	25,238,972	24,852,994
Diluted	25,361,361	25,331,810	25,238,972	24,852,994
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc. (Debtor-In-Possession)
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(In thousands, except share data)

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	24,945,594	$142,655	100,328	$—	$175,738	$(197,506)	$120,887
Preferred stock dividends	—	—	2,257	—	—	—	—
Stock-based compensation	308,435	—	—	—	240	—	240
Net loss	—	—	—	—	—	(110,791)	(110,791)
Balance at March 31, 2020	25,254,029	142,655	102,585	—	175,978	(308,297)	10,336
Preferred stock dividends	—	—	2,308	—	—	—	—
Stock-based compensation	58,182	—	—	—	28	—	28
Net loss	—	—	—	—	—	(40,593)	(40,593)
Balance at June 30, 2020	25,312,211	142,655	104,893	—	176,006	(348,890)	(30,229)
Stock-based compensation	—	—	—	—	6	—	$6
Net loss	—	—	—	—	—	(34,802)	$(34,802)
Balance at September 30, 2020	25,312,211	$142,655	104,893	$—	$176,012	$(383,692)	$(65,025)

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	24,645,825	$142,655	91,784	$—	$174,379	$(94,487)	$222,547
Preferred stock dividends	—	—	2,065	—	—	—	—
Stock-based compensation	127,818	—	—	—	627	—	627
Net loss	—	—	—	—	—	(58,564)	(58,564)
Balance at March 31, 2019	24,773,643	142,655	93,849	—	175,006	(153,051)	164,610
Preferred stock dividends	—	—	2,112	—	—	—	—
Stock-based compensation	160,210	—	—	—	703	—	703
Net income	—	—	—	—	—	13,289	13,289
Balance at June 30, 2019	24,933,853	142,655	95,961	$—	175,709	(139,762)	178,602
Preferred stock dividends	—	—	2,159	—	—	—	—
Net income	—	—	—	—	—	16,217	16,217
Balance at September 30, 2019	24,933,853	$142,655	98,120	$—	$175,709	$(123,545)	$194,819
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc. (Debtor-In-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(186,186)	$(29,058)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	59,184	64,120
Stock-based compensation	(2,001)	1,294
Deferred taxes	(931)	(6,983)
(Gain) loss on derivative financial instruments	(70,373)	5,177
Settlements of derivative financial instruments	66,761	(3,858)
Non-cash reorganization items	3,072	—
Impairment of oil and natural gas properties	199,908	—
Loss (gain) on disposal of property and equipment	83	(17)
Loss on sale of oil and gas properties	1,254	33,530
Non-cash interest expense	2,002	1,822
Change in fair value of warrants	(363)	(594)
Changes in operating assets and liabilities:
Accounts receivable	(5,413)	(8,330)
Prepaid expenses and other assets	(2,004)	(1,102)
Accounts payable and accrued expenses	17,738	(3,128)
Net cash provided by operating activities	82,731	52,873

Cash flows from investing activities
Acquisition of oil and gas properties	(2,186)	(5,239)
Development of oil and gas properties	(97,973)	(119,273)
Proceeds from sale of oil and gas properties	11,913	11,470
Purchases of other property and equipment	(1,014)	(3,527)
Net cash used in investing activities	(89,260)	(116,569)

Cash flows from financing activities
Proceeds from borrowings	48,157	114,000
Payments on borrowings	(8,154)	(52,218)
Net cash provided by financing activities	40,003	61,782
Net increase (decrease) in cash and cash equivalents	33,474	(1,914)
Cash and cash equivalents, beginning of the period	3,137	5,355
Cash and cash equivalents, end of the period	$36,611	$3,441

Supplemental information:
Cash paid for interest	$23,831	$28,125
Non-cash investing and financing activities:
Undeclared cumulative dividends on preferred stock	$3,671	$—
Change in asset retirement obligation	272	(292)
Change in liabilities for capital expenditures	(37,269)	9,098
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc. (Debtor-In-Possession)
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Basis of Presentation
Organization and Nature of Operations
Lonestar Resources US Inc. (“Lonestar” or the “Company”) is an independent oil and natural gas company focused on the exploration, development and production of unconventional oil, natural gas liquids and natural gas in the Eagle Ford Shale play in South Texas.
Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
On September 30, 2020 (the “Petition Date”), Lonestar Resources US Inc., along with certain of its wholly-owned subsidiaries Lonestar Resources Intermediate Inc., LNR America Inc., Lonestar Resources America Inc., Amadeus Petroleum Inc., Albany Services, L.L.C., T-N-T Engineering, Inc., Lonestar Resources Inc., Lonestar Operating, LLC, Poplar Energy, LLC, Eagleford Gas, LLC, Eagleford Gas 2, LLC, Eagleford Gas 3, LLC, Eagleford Gas 4, LLC, Eagleford Gas 5, LLC, Eagleford Gas 6, LLC, Eagleford Gas 7, LLC, Eagleford Gas 8, LLC, Eagleford Gas 10, LLC, Eagleford Gas 11, LLC, Lonestar BR Disposal LLC, and La Salle Eagle Ford Gathering Line LLC (collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 Cases are being administered jointly under the caption In re Lonestar Resources US Inc., et al. Case No. 20-34805 (DRJ). Wholly-owned subsidiary, Boland Building, LLC, is not a Debtor and is not included in the Chapter 11 Cases.
On September 30, 2020, the Debtors also filed with the Bankruptcy Court a prepackaged Chapter 11 Plan of Reorganization (the "Restructuring Plan") and an accompanying disclosure statement describing the Restructuring Plan and the process of soliciting votes to accept or reject the Restructuring Plan from certain of the Debtor's creditors and equity holders. The Restructuring Plan was confirmed by the Bankruptcy Court on November 12, 2020.
The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business; however, they may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. To that end, to ensure the Company’s ability to continue operating in the ordinary course of business during the pendency of the Chapter 11 Cases and minimize the effect of the Chapter 11 Cases on the Company’s customers and employees, the Company filed with the Bankruptcy Court, and the Bankruptcy Court approved, motions (the “First Day Motions”) on October 1, 2020 seeking a variety of relief. Pursuant to the First Day Motions, the Bankruptcy Court authorized the Company to conduct its business in the ordinary course, including to, among other things, pay employee wages and benefits, continue to operate the cash management system and honor certain pre-petition obligations related thereto, pay certain vendors and suppliers for goods and services provided both before and after the Petition Date, and other customary operational relief.
The Company has applied FASB ASC Topic 852 Reorganizations (“ASC 852”) in preparing the unaudited condensed consolidated financial statements, which specifies the accounting and financial reporting requirements for entities reorganizing through chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Accordingly, pre-petition liabilities that may be impacted by the chapter 11 proceedings have been classified as liabilities subject to compromise on the condensed consolidated balance sheet as of September 30, 2020. Additionally, certain expenses, realized gains and losses and provisions for losses that are realized or incurred during the Chapter 11 Cases, including adjustments to the carrying value of certain indebtedness are recorded as reorganization items, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020. As discussed above, wholly-owned subsidiary, Boland Building, LLC (“Boland”), is not a debtor in the Chapter 11 Cases. Boland holds certain of the Company’s real estate assets and corresponding mortgage obligations. Boland’s assets, liabilities and operations are not material to the Company’s condensed financial statements. Accordingly, combined financial statements of only the Debtors have not been presented.

The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Company's Credit Facility (as defined in Note 7. Long-Term Debt) and the indentures governing the Company’s 11.25% Senior Notes (as defined in Note 7. Long-Term Debt), resulting in the automatic and immediate acceleration of all of the debt outstanding with the exception of the building loans held by our subsidiary, Boland Building, LLC, and certain small financing loans. The Company has classified the 11.25% Senior Notes as liabilities subject to compromise on its condensed consolidated balance sheet as of September 30, 2020. The Credit Facility was not classified as liabilities subject to compromise because it is fully secured. Please refer to Liabilities Subject to Compromise below for more information. Pursuant to the Bankruptcy Code, and as further explained below, the filing of the Chapter 11 Cases automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.
Pursuant to the Restructuring Plan (see below), the dividend on the Class A-1 Preferred Stock was not declared or paid for the third quarter of 2020.
Restructuring Support Agreement
On September 14, 2020, the Debtors entered into a Restructuring Support Agreement (“RSA”) with certain holders of the Company’s 11.25% Senior Notes and certain lenders under the Company's Credit Facility and Citibank, N.A., as agent under the Credit Facility (such holders and lenders, collectively, the “Consenting Creditors”) to support a restructuring.
Under the terms of the RSA, the Company's 11.25% Senior Notes, including accrued unpaid interest, will be converted into new equity interests of the Company (“New Equity Interests”) and extinguished. In addition, lenders under the Company’s Credit Facility who agree to accept the prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code will receive their pro rata share of warrants (the “New Warrants”, as discussed further below) to purchase up to 10% of the New Equity Interests (subject to dilution only by the issuance of new equity interests under a management incentive plan (“MIP Equity”)), revolving loans under an exit revolving credit facility, and term loans under a second-out exit term facility. Holders of preferred equity interests in the Company will receive their pro rata share of 3% of the New Equity Interests (subject to dilution by the MIP Equity and the New Warrants) and holders of existing Class A Common Stock in the Company will receive their pro rata share of 1% of the New Equity Interests (subject to dilution by the MIP Equity and New Warrants).
Each of the Company’s then-existing Forbearance Agreement and Notes Forbearance Agreements (each as subsequently defined) relating to the Company’s Credit Facility and 11.25% Senior Notes terminated in connection with the filing of the Chapter 11 Cases. However, the Consenting Creditors agreed to forbear from exercising certain rights and remedies while the RSA remains in full force and effect.

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. The Company rejected two executory contracts, which were approved by the Bankruptcy Court.

Liabilities Subject to Compromise

The accompanying condensed consolidated balance sheet as of September 30, 2020 includes amounts classified as liabilities subject to compromise. These amounts represent the Debtors' estimate as of September 30, 2020 of known or potential obligations and may differ from actual future settlement amounts paid.

The following table summarizes the components of liabilities subject to compromise included in the condensed consolidated balance sheets:

(in thousands)	September 30, 2020
Accounts payable	$5,892
Accounts payable — related parties	139
Oil, natural gas liquid and natural gas sales	20,361
Accrued liabilities	29,229
Current maturities of long-term debt	252,157
Long-term debt	260
Equity warrant liability — related parties	1
Other non-current liabilities	1,154
Total liabilities subject to compromise	$309,193

As noted above, on October 1, 2020 the Bankruptcy Court approved the First Day Motions seeking a variety of relief. Pursuant to the First Day Motions, the Bankruptcy Court authorized the Company to conduct its business in the ordinary course, including to, among other things, pay employee wages and benefits, continue to operate the cash management system and honor certain pre-petition obligations related thereto, pay certain vendors and suppliers for goods and services provided both before and after the Petition Date, and other customary operational relief. Subsequent to the First Day Motions hearing, the Company's liabilities subject to compromise included $250.0 million for the 11.25% Senior Notes (included in current maturities of long-term debt above) and $21.1 million of accrued interest on 11.25% Senior Notes (included in accrued liabilities above).

These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

Reorganization Items, Net

The Debtors have incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. The amount of these costs, which since the Petition Date, are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items within the Company's accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020.

As of September 30, 2020, reorganization items, net consist of the elimination of approximately $3.1 million of unamortized discount and issuance costs related to the 11.25% Senior Notes (as defined in Note 7. Debt), as these instruments are unsecured and, under the terms of the Reorganization Plan, the 11.25% Senior Notes will be impaired. The write-off of the 11.25% Senior Notes discount and issuance costs is a non-cash reorganization item.

Exit Facilities

The Restructuring Plan provides that, on the effective date of the Restructuring Plan, the Debtors shall enter into (a) a first-out senior secured revolving credit facility in an amount equal to 80% of the aggregate outstanding principal amount of loans and letter of credit exposure under the existing Credit Facility with any lender under the Credit Facility that agrees to accept the Restructuring Plan (the “Accepting Lenders”); provided that, on the Plan effective date, the aggregate principal amount of the new revolving credit facility shall not be less than $152 million, (b) a second-out-senior-secured term loan credit facility in an amount equal to 20% of the aggregate outstanding principal amount of loans and letter of credit exposure under the Company’s existing Credit Facility of the Accepting Lenders, and (c) if necessary, a last-out-senior-secured term loan credit facility in an amount equal to 100% of the aggregate outstanding principal amount of loans and letter of credit exposure of any lenders under the existing Credit Facility that do not accept the Restructuring Plan or otherwise are not Accepting Lenders. Each of the lenders under the existing Credit Facility has voted to accept the Restructuring Plan and, therefore, if the Restructuring Plan is consummated as expected, there will be no last-out-senior-secured term loan credit facility.

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 13, 2020 and subsequently amended (as amended, the “Form 10-K”). Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Company” or “Lonestar,” refer to Lonestar Resources US Inc. and its subsidiaries.
The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of September 30, 2020 and our consolidated results of operations for the three and nine months ended September 30, 2020 and September 30, 2019.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on our reported net (loss) income, current assets, total assets, current liabilities, total liabilities or stockholders’ equity.
Ability to Continue as a Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business.

As discussed above, the filing of the Chapter 11 Cases constituted an event of default under the Company's 11.25% Senior Notes and Credit Facility, which resulted in the automatic and immediate acceleration of all of the Company's debt outstanding with the exception of the building loans held by the subsidiary Boland Building, LLC and certain small financing loans. The Company projects that it will not have sufficient cash on hand or available liquidity to repay such debt. These conditions and events, along with uncertainties associated with the bankruptcy process, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to implement the Restructuring Plan, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the Restructuring to meet its obligations and operating needs on an ongoing basis. As a result of risks and uncertainties related to the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, the Company has concluded that management’s plans do not alleviate substantial doubt regarding the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

The COVID-19 pandemic has caused a rapid and precipitous drop in demand for oil, which in turn has caused oil prices to plummet since the first week of March 2020, negatively affecting the Company’s cash flow, liquidity and financial position. These events have worsened an already deteriorated oil market that resulted from the early-March 2020 failure by the group of oil producing nations known as OPEC+ to reach an agreement over proposed oil production cuts. Moreover, the uncertainty about the duration of the COVID-19 pandemic has caused storage constraints in the United States resulting from over-supply of produced oil, which has significantly decreased our realized oil prices in the second and third quarters of 2020 and potentially beyond. Oil prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 outbreak, and as changes in oil inventories, oil demand and economic performance are reported. Although some market stabilization occurred in the third quarter of 2020, activity levels for the remainder of 2020 are expected to remain low and the long-term outlook is uncertain.

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
In response to these developments, the Company has implemented the following operational and financial measures:

1.Reduced budgeted 2020 capital spending from $80-$85 million to approximately $65 million, almost all of which had been incurred by the end of September 2020;
2.Deferred the remainder of its 2020 drilling program;
3.Implemented cost-reduction measures including negotiations reducing rates for water disposal, chemicals, rentals, and workovers;
4.Shut in or stored a significant amount of production during late-April and all of May 2020, primarily in the Company's Central Eagle Ford Area. These shut-in wells came back online during the first week of June; and
5.Entered into new natural gas swaps in October 2020 for January 2021 through December 2021, which hedge 10,000 MMBtu per day at an average price of $3.04 per MMBtu, and also entered into natural gas swaps for January 2022 through December 2022, which hedge 5,000 MMBtu per day at an average price of $2.70 per MMBtu. In November 2020, the Company entered into new crude oil swaps for December 2020, which hedge 4,000 barrels per day at an average price of $41.08 per barrel. The Company also entered into new crude oil swaps for January 2021 through December 2021, which hedge 1,000 barrels per day at an average price of $42.20 per barrel. Prior to the Chapter 11 Cases, the Company terminated and monetized its existing hedge portfolio in September 2020.

Forbearance Agreements and Borrowing Base Redetermination

Forbearance Agreements — Credit Facility

On July 2, 2020, the Company entered into a Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement with Citibank, N.A., as administrative agent and the lenders party thereto (the “Forbearance Agreement”) with respect to the Credit Facility. Pursuant to the Forbearance Agreement, among other things, (i) the lenders under the Credit Facility agreed to refrain from exercising their rights and remedies under the Credit Facility and related loan documents with respect to certain defaults until July 31, 2020, (ii) the borrowing base was redetermined to $225 million from $286 million, (iii) all proceeds of dispositions and terminations or liquidations of swap agreements were to be used to repay the Credit Facility and automatically reduced the borrowing base by the amount of the repayment and (iv) certain exceptions to the covenant restriction on investments were no longer available.

On July 31, 2020, the Company and certain of its subsidiaries entered into an amendment with respect to the Forbearance Agreement with the Lenders, pursuant to which the Lenders agreed to extend the stated term of the Forbearance Agreement until August 21, 2020.

The ability of the Credit Facility lenders to exercise rights and remedies resulted from the Company's failure to comply with the current ratio with respect to the quarters ended March 31, 2020 and June 30, 2020, the leverage ratio covenant with respect to the quarter ended June 30, 2020, and the default with respect to the failure to make the interest payment due on July 1, 2020, under the 11.25% Senior Notes.

The Forbearance Agreement terminated in connection with the filing of the Chapter 11 Cases. However, pursuant to the RSA, certain lenders under the Credit Facility agreed to forbear from exercising certain rights and remedies while the RSA remains in full force and effect.

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

The Notes Forbearance Agreement terminated in connection with the filing of the Chapter 11 Cases. However, pursuant to the RSA, certain holders of the 11.25% Senior Notes agreed to forbear from exercising certain rights and remedies while the RSA remains in full force and effect.

Borrowing Base Redetermination

As of March 31, 2020, the borrowing base and lender commitments for the Credit Facility were $290 million. The borrowing base was lowered to $286 million on June 11, 2020 as part of the Thirteenth Amendment (see Note 7. Long-Term Debt), and the borrowing base was later redetermined to $225 million from $286 million pursuant to the Forbearance Agreement on July 2, 2020, which created a deficiency between the outstanding amount borrowed under the Company's revolving credit facility and the borrowing base. The outstanding balance under the Credit Facility was $285 million as of July 2, 2020 which represents a borrowing deficiency of $60.4 million. The Company was obligated to pay the deficiency within 60 days after July 2, 2020 due to the Credit Facility being in a state of default at the time of the deficiency, which was relieved by the Forbearance Agreement (see above) . Pursuant to the Restructuring Plan and as a result of the Company’s filing of the Chapter 11 Cases, the Company did not have the obligation to pay such deficiency within that time period, and the Credit Facility will be amended and restated in connection with the Company’s exit from bankruptcy.

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
The Company evaluates impairment of proved and unproved oil and gas properties on a region basis. On this basis, certain regions may be impaired because they are not expected to recover their entire carrying value from future net cash flows. As a result of this evaluation, the Company recorded impairment oil and gas properties of $199.9 million for the three months ended March 31, 2020, of which $199.0 million was proved and $0.9 million was unproved. The impairment was the result of removing development of PUD and probable reserves from future net cash flows as the Company cannot assure that they will be developed going forward in light of continued depressed commodity prices and uncertainty regarding the Company's liquidity situation. There were no events or changes in circumstances during the three months ended September 30, 2020 that indicate the carrying value may not be recoverable. However, if pricing remains depressed, it is reasonably possible that the Company may have to record impairment of its oil and gas properties in the future.
CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain taxpayer relief as a result of the COVID-19 pandemic. The CARES Act included several favorable provisions that impacted income taxes, primarily the modified rules on the deductibility of business interest expense for 2019 and 2020, a five-year carryback period for net operating losses generated after 2017 and before 2021, and the acceleration of refundable alternative minimum tax credits. The CARES Act did not materially impact the Company's effective tax rates for the three and nine months ended September 30, 2020.

The Company applied for, and received, a loan under the Paycheck Protection Program ("PPP") during the second quarter of 2020 in the amount of $2.2 million. The application for this loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of this loan, and the forgiveness of the loan, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. Pursuant to the Restructuring Plan, to the extent any portion of the PPP loan is not forgiven in accordance with the terms of the PPP and Cares Act, such portion of the PPP loan (if any) will be paid in full in cash. The PPP loan bears interest of 1% and, if not forgiven, has a maturity date of May 8, 2022.
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

The following is a reconciliation of basic and diluted earnings per share:
.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except shares and per-share data	2020	2019	2020	2019
Numerator — Basic
Total net (loss) income attributable to common stockholders	$(38,473)	$14,058	$(194,423)	$(35,394)
Less: allocation to participating securities	—	(5,494)	—	—
Net (loss) income attributable to common stockholders	$(38,473)	$8,564	$(194,423)	$(35,394)

Numerator — Diluted
Net income (loss) allocated to common stockholders - basic	$(38,473)	$8,564	$(194,423)	$(35,394)
Restricted stock unit compensation gain, net of tax	$—	$(80)	$—	$—
Net income (loss) allocated to common stockholders - diluted	$(38,473)	$8,484	$(194,423)	$(35,394)

Denominator
Weighted average number of common shares — Basic	25,361,361	24,933,853	25,238,972	24,852,994
Restricted stock units converted under the treasury method	—	397,957	—	—
Weighted average number of common shares — Diluted	25,361,361	25,331,810	25,238,972	24,852,994

Earnings per share
Basic	$(1.52)	$0.34	$(7.70)	$(1.42)
Diluted	$(1.52)	$0.33	$(7.70)	$(1.42)

The following securities were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Preferred stock	17,482,167	15,997,411	17,101,727	15,649,269
Warrants	760,000	760,000	760,000	760,000
Stock appreciation rights	1,010,000	1,010,000	1,010,000	1,010,000
Restricted stock units	963,049	—	921,723	1,457,701

Recent Accounting Pronouncements

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
The Company also used interest rate swap contracts to manage its net exposure to rate changes attributable to its Credit Facility borrowings.
In September 2020, the Company terminated and monetized all of its open commodity and interest rate swaps prior to its Chapter 11 bankruptcy filing (see Note 1. above), which resulted in a net realized gain of $30.5 million (comprised of $39.9 million for oil swaps, offset by negative $6.7 million for natural gas swaps and negative $2.7 million for interest rate swaps).

In October 2020, the Company entered into new natural gas swaps for January 2021 through December 2021, which hedge 10,000 MMBtu per day at an average price of $3.04 per MMBtu. The Company also entered into natural gas swaps for January 2022 through December 2022, which hedge 5,000 MMBtu per day at an average price of $2.70 per MMBtu. In November 2020, the Company entered into new crude oil swaps for December 2020, which hedge 4,000 barrels per day at an average price of $41.08 per barrel. The Company also entered into new crude oil swaps for January 2021 through December 2021, which hedge 1,000 barrels per day at an average price of $42.20 per barrel.

Company’s economic derivative hedge positions are with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

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

The following table summarizes our revenues by product type for the three and nine months ended September 30, 2020 and 2019:

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Oil	$24,524	$42,187	$66,510	$120,496
NGLs	3,202	3,439	7,565	10,381
Natural gas	4,383	7,519	12,285	15,224
Total revenues	$32,109	$53,145	$86,360	$146,101

As of September 30, 2020 and December 31, 2019 the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $14.3 million and $16.0 million, respectively.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, for each fair value hierarchy level:

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2020
Liabilities:
Warrant	—	—	(1)	(1)
Stock-based compensation	(64)	—	(27)	(91)
Total	$(64)	$—	$(28)	$(92)

December 31, 2019
Assets:
Derivative financial instruments	$—	$6,849	$—	$6,849
Liabilities:
Derivative financial instruments	—	(10,462)	—	(10,462)
Warrant	—	—	(364)	(364)
Stock-based compensation	(1,792)	—	(573)	(2,365)
Total	$(1,792)	$(3,613)	$(937)	$(6,342)
Level 3 Fair Value Measurements
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2020:

In thousands	Warrant	Stock-Based Compensation	Total
Balance as of December 31, 2019	$(364)	$(573)	$(937)
Unrealized gains	363	546	909
Balance as of September 30, 2020	$(1)	$(27)	$(28)
Other fair value measurements
The book values of cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. The carrying value of the Credit Facility (as defined in Note 7. below) approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company. The fair value of the 11.25% Senior Notes (as defined in Note 8. below) was approximately $17.2 million as of September 30, 2020 and is considered a Level 3 fair value measurement, as it is based on market transactions that occur infrequently as well as internally generated inputs.

Note 6. Accrued Liabilities
Accrued liabilities consisted of the following as of the dates indicated:

In thousands	September 30, 2020	December 31, 2019
Accrued interest – 11.25% Senior Notes	$21,094	$14,063
Accrued well costs	368	8,932
Bonus payable	1,827	2,353
Other	6,368	1,557
Total accrued liabilities, prior to reclassification to liabilities subject to compromise	29,657	26,905
Less amounts reclassified to liabilities subject to compromise (1)	(29,228)	—
Total accrued liabilities	$429	$26,905

(1)    See Note 1. Basis of Presentation for more information.

Note 7. Long-Term Debt
The following long-term debt obligations were outstanding as of the dates indicated:

In thousands	September 30, 2020	December 31, 2019
Senior Secured Credit Facility	$285,000	$247,000
11.25% Senior Notes due 2023	250,000	250,000
Mortgage debt (1)	8,781	8,931
PPP loan	2,157	—
Other	260	271
Total principal	546,198	506,202
Unamortized discount (2)	—	(3,375)
Unamortized debt issuance costs (2)	—	(759)
Total debt, prior to reclassification to liabilities subject to compromise	546,198	502,068
Less amounts reclassified to liabilities subject to compromise (3)	(252,417)	—
Total debt not subject to compromise (4)	293,781	502,068
Less current obligations (5)	(285,000)	(247,000)
Total long-term debt (6)	$8,781	$255,068

(1)    Mortgage debt is not held by the Debtor entities and is not included the debt subject to the Chapter 11 Cases.

(2)    As a result of the Chapter 11 Cases and the adoption of ASC 852, the Company wrote off the unamortized discount and issuance cost balances related to the 11.25% Senior Notes to reorganization items, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020. See Note 1. Basis of Presentation for more information.

(3)    As of September 30, 2020 and prior to the First-Day Motions approved by the Bankruptcy Court on October 1, 2020, all long-term debt, except for the mortgage debt noted above, was subject to compromise.

(4)    Debt not subject to compromise includes all borrowings outstanding under the Credit Facility, which are secured by the Company's oil and natural gas properties. See Note 1. Basis of Presentation for more information.

(5)    Due to uncertainties regarding the Chapter 11 Cases, the Company has classified the borrowings outstanding under the Credit Facility loan as current as of September 30, 2020. See Note 1. Basis of Presentation for more information.

(6)    Total long-term debt includes the Boland Building mortgage debt, as noted above.

Chapter 11 Cases and Effect of Automatic Stay

On September 30, 2020, the Debtors filed for relief under chapter 11 of the Bankruptcy Code. The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Credit Facility (as defined below) and the indentures governing the Company’s 11.25% Senior Notes (as defined below), resulting in the automatic and immediate acceleration of the debt. Any efforts to enforce payment obligations related to the acceleration of the Company’s debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. See Note 1. Basis of Presentation for more information on the Chapter 11 Cases.

Senior Secured Credit Facility

In July 2015, through its subsidiary, Lonestar Resources America, Inc. ("LRAI"), the Company entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”). As of September 30, 2020, $285.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility for the quarter was 4.98%. Prior to default, the borrowing availability was $0.6 million, which reflected $0.4 million of letters of credit outstanding. As a result of the commencement of the Chapter 11 Cases, the Company is not in compliance with the covenants under the Credit Facility and the lenders’ commitments under the Credit Facility have been terminated. The Company is therefore unable to make additional borrowings or issue additional letters of credit under the Credit Facility.

Prior to default, the Credit Facility could be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provided for a commitment fee of 0.375% to 0.5% (0.5% following the Thirteenth Amendment (as defined below)) based on the unused portion of the borrowing base under the Credit Facility. As of March 31, 2020, the borrowing base and lender commitments for the Credit Facility was $290 million. The borrowing base was lowered to $286 million on June 11, 2020 as part of the Thirteenth Amendment. The borrowing base was further lowered to $225 million pursuant to the Forbearance Agreement on July 2, 2020, creating a deficiency between the outstanding amount borrowed under the Company's Credit Facility and the borrowing base. The outstanding balance under the Credit Facility was $285 million as of September 30, 2020 which represents a borrowing deficiency of $60.4 million.

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

Waiver and Eleventh Amendment

Effective April 7, 2020, the Company entered into the Waiver and Eleventh Amendment (the "Waiver") to waive events of default arising from its failure to comply with the consolidated current ratio as of December 31, 2019, to timely provide audited financial statements and to provide financial statements that are not subject to any “going concern” or like qualification or exception for the fiscal year ended December 31, 2019. As there was no guarantee that the Company's lenders would agree to waive events of default or potential events of default in the future, the amounts outstanding under the Credit Facility as of December 31, 2019 are classified as current in the accompanying 2019 Condensed Consolidated Balance Sheet.

Twelfth Amendment

Effective May 8, 2020, the Company entered into the Twelfth Amendment to Credit Agreement (the “Twelfth Amendment”), to allow the Company to accept proceeds of up to $2.2 million from an unsecured loan applied for under the CARES Act (as discussed further in Note 1. Basis of Presentation).

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

Forbearance Agreement and Fourteenth Amendment

On July 2, 2020, the Company entered into a Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement with Citibank, N.A., as administrative agent and the lenders party thereto (the “Forbearance Agreement”) with respect to the Credit Facility. Pursuant to the Forbearance Agreement, among other things, (i) the lenders under the Credit Facility agreed to refrain from exercising their rights and remedies under the Credit Facility and related loan documents with respect to certain defaults until July 31, 2020, (ii) the borrowing base was redetermined to $225 million from $286 million, (iii) all proceeds of dispositions and terminations or liquidations of swap agreements were to be used to repay the Credit Facility and automatically reduced the borrowing base by the amount of the repayment and (iv) certain exceptions to the covenant restriction on investments were no longer available.

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

On July 31, 2020 the Company and certain of its subsidiaries entered into an amendment with respect to the Forbearance Agreement with the Lenders, pursuant to which the Lenders agreed to extend the stated term of the Forbearance Agreement until August 21, 2020. On August 21, 2020, these parties agreed to further extend the stated term of the Forbearance Agreement until September 11, 2020. The filing of the Chapter 11 Cases resulted in the acceleration of the Credit Facility and the termination of the Forbearance Agreement. However, pursuant to the RSA, the lenders under the Credit Facility agreed to forbear from exercising certain rights and remedies while the RSA remains in full force and effect.

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

Prior to default, the 11.25% Senior Notes matured on January 1, 2023, and bore interest at the rate of 11.25% per year, payable on January 1 and July of each year. At any time prior to January 1, 2021, the Company could, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the 11.25% Senior Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 111.25% of the principal amounts redeemed, plus accrued and unpaid interest, provided that at least 65% of the aggregate principal amount of 11.25% Senior Notes originally issued remained outstanding immediately after such redemption and the redemption occurred within 180 days of the closing date of such equity offering.

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

The Company did not make its interest payment on the 11.25% Senior Notes that was due on July 1, 2020 of approximately $14.1 million (the “Payment Default”). Such failure to pay represented a default under the 11.25% Senior Notes and represented an event of default when the Company did not cure within 30 days. The Payment Default was a current event of default under the Credit Facility. The Company entered into the Forbearance Agreement which provided that, among other things, the lenders under the Credit Facility have agreed to forbear the Company’s default of the interest payment until August 21, 2020.

On July 31, 2020, the Company entered into the Notes Forbearance Agreement pursuant to which, among other things, certain holders holding greater than 50% of the 11.25% Senior Notes (i) agreed to refrain from exercising their rights and remedies with respect to the Payment Default and (ii) requested that the trustee not take any remedial action as a result of the Payment Default.

The filing of the Chapter 11 Cases resulted in the termination of the Notes Forbearance Agreement and an event of default and acceleration of the maturity of the 11.25% Senior Notes. However, pursuant to the RSA, certain holders of the 11.25% Senior Notes agreed to forbear from exercising certain rights and remedies while the RSA is in full force and effect.

Note 8. Stockholders’ Equity
Series A Preferred Stock Dividends
Holders of Series A-1 Preferred Stock are entitled to cumulative dividends payable quarterly initially at a rate of 9% per annum (the “Dividend Rate”) in cash and, for any twelve quarters (“PIK Quarters”), at the Company’s option, (i) in the form of additional shares of the respective series of Series A-1 Preferred Stock at a per share price equal to $975 or (ii) by increasing Stated Value, in lieu of cash (collectively, the “PIK Option”). After the twelve PIK Quarters (the last of which was the second quarter of 2020), if the Company fails to fully declare and pay dividends in cash, then the Dividend Rate for Series A Preferred Stock will automatically increase by 5% per annum for the next succeeding dividend period and then an additional 1% for each successive dividend period, up to a maximum Dividend Rate of 20% per annum, until the Company pays dividends at such increased rate fully in cash for two consecutive quarters.

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
The Company did not declare a cash dividend for the third quarter of 2020. An amount of $3.7 million, which includes, in addition to the initial quarterly rate of 9% per annum, another 5% due to the failure to declare dividends after the twelve PIK quarters, is included on the condensed consolidated statement of loss for the three and nine months ended September 30, 2020 for undeclared cumulative preferred stock dividends.

Note 9. Stock-Based Compensation
Restricted Stock Units
Lonestar grants awards of restricted stock units ("RSUs") to employees and directors as part of its long-term compensation program. For the nine months ended September 30, 2020 and 2019, the Company recognized $(1.2) million and $2.0 million, respectively, of stock-based compensation (benefit) expense under the liability method for RSUs. The liability for RSUs on the accompanying consolidated balance sheet as of September 30, 2020 was $0.1 million.
As of September 30, 2020, there was $0.1 million of unrecognized compensation expense related to non-vested RSU grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.3 years. There were no RSU grants that vested during the three months ended September 30, 2020.
A summary of the status of the Company's non-vested RSU grants issued, and the changes during the nine months ended September 30, 2020 is presented below:

	Shares	Weighted Average Fair Value per Share
Non-vested RSUs at December 31, 2019	1,849,676	$4.04
Granted	—	—
Vested	(857,800)	0.65
Forfeited	(102,623)	—
Non-vested RSUs at September 30, 2020	889,253	$3.41
Stock Appreciation Rights
In the past, Lonestar has granted awards of stock appreciation rights (“SARs”) to employees and directors as part of its long-term compensation program. For the nine months ended September 30, 2020 and 2019, the Company recognized $(0.5) million and $(0.1) million, respectively, of stock-based compensation (benefit) expense for SARs. The liability for SARs on the accompanying unaudited consolidated balance sheet as of September 30, 2020 was not material.
As of September 30, 2020, the total compensation cost to be recognized in future periods related to non-vested SAR grants was not material. The cost is expected to be recognized over a weighted-average period of 0.5 year.

The following is a summary of the Company's SAR activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2019	1,010,000	$6.30	2.5
SARs vested and exercisable at December 31, 2019	606,250	6.65	2.4
Granted	—	—	—
Exercised	—	—	—
Expired/forfeited	—	—	—
Outstanding at September 30, 2020	1,010,000	$6.30	1.8
SARs vested and exercisable at September 30, 2020	805,000	$6.79	1.6
Upon emergence from the Chapter 11 Cases, Company's stock-based compensation plan will be terminated and any unvested awards will be cancelled for no consideration.
Note 10. Related Party Activities
New Tech Global Ventures, LLC, and New Tech Global Environmental, LLC, companies in which a director of the Company owns a limited partnership interest, have provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $0.4 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively and $0.7 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Note 11. Commitments and Contingencies

Chapter 11 Proceedings

Refer to Note 1, Basis of Presentation for more information on the Chapter 11 Cases.
Litigation
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
Market Developments and Response to Commodity Price Declines
The COVID-19 coronavirus ("COVID-19") pandemic has resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and has created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil combined with the oil supply increase attributable to the battle for market share among the Organization of the Petroleum Exporting Countries ("OPEC"), Russia and other oil producing nations, resulted in oil prices declining significantly beginning in late February 2020. During this time NYMEX oil prices declined from averages in the mid-$50s per Bbl range in January and February 2020, to an average of approximately $30 per Bbl in March. NYMEX oil prices continued to decline in April 2020 to an average of $17 per Bbl in response to uncertainty about the duration of the COVID-19 pandemic and storage constraints resulting from over-supply of produced oil, before recovering to the lower $40s per Bbl by late July after the implementation of production cuts by OPEC, significant production cuts by domestic operators, and an easement of storage capacity concerns. As of mid-November 2020, oil prices remained in the mid-$40s per Bbl due to continued downward pressure on demand because of COVID-19.
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

In response to these developments, we have implemented the following operational and financial measures:

1.Reduced budgeted 2020 capital spending from $80-$85 million to approximately $65 million, almost all of which had been incurred by the end of June 2020;
2.Deferred the remainder of our 2020 drilling program through the end of the year;
3.Implemented cost-reduction measures including negotiating reduced rates for water disposal, chemicals, rentals, and workovers;
4.Shut in or stored approximately 4,700 BOE per day of production during late-April and all of May 2020, primarily at our oil-rich fields in our Central Eagle Ford Area; and
5.Entered into new natural gas swaps in October 2020 for January 2021 through December 2021, which hedge 10,000 MMBtu per day at an average price of $3.04 per MMBtu, and also entered into natural gas swaps for January 2022 through December 2022, which hedge 5,000 MMBtu per day at an average price of $2.70 per MMBtu. In November 2020, we entered into new crude oil swaps for December 2020, which hedge 4,000 barrels per day at an average price of $41.08 per barrel. We also entered into new crude oil swaps for January 2021 through December 2021, which hedge 1,000 barrels per day at an average price of $42.20 per barrel. Prior to commencement of the Chapter 11 Cases (see below), we terminated and monetized our existing hedge portfolio in September 2020.
We continue to assess the global impacts of the COVID-19 pandemic and expect to continue to modify our plans as more clarity around the full economic impact of COVID-19 becomes available. See Risk Factors for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Chapter 11 Cases

On September 30, 2020, the Company and certain of its direct and indirect wholly-owned subsidiaries (collectively with the Company, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). Prior to this, on September 14, 2020, we entered into a restructuring support agreement (the “RSA”) with certain holders of our 11.25% Senior Notes (defined below) and certain lenders of our Credit Facility (defined below) and Citibank, N.A., as agent, to support a restructuring in accordance with the terms set forth therein. On September 30, 2020, the Debtors also filed with the Bankruptcy Court a prepackaged chapter 11 plan of reorganization (the “Restructuring Plan”), as contemplated by the RSA, to restructure the Debtors. We expect to continue operations in the normal course for the duration of the Chapter 11 Cases. To ensure ordinary course operations, we have obtained approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to assure our ability to continue our ordinary course operations after the filing date. For more information on the Chapter 11 Cases and related matters, please see Note 1. Basis of Presentation in Part I, Item 1. Financial Information of this Quarterly Report. The Bankruptcy Court confirmed our Restructuring Plan on November 12, 2020.

NASDAQ Delisting

Our common stock was traded on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “LONE” until October 12, 2020. On October 1, 2020, we received a letter from the NASDAQ notifying us that, as a result of the Chapter 11 Cases and in accordance with NASDAQ rules, our securities would be delisted at the opening of business on October 12, 2020. On October 12, 2020, our common stock commenced trading on the OTC Bulletin Board or "pink sheets" under the symbol “LONEQ”. NASDAQ filed a Form 25 on October 27, 2020 to delist our common stock which went into effect ten days after it was filed.

Operational Highlights for the Third Quarter of 2020
During the third quarter of 2020, we achieved the following operating and financial results:
•Production decreased by 20% compared to the third quarter of 2019, averaging 14,419 BOE per day versus 18,097 BOE per day. Compared to the second quarter of 2020, production increased 8%, or 1,080 BOE per day, from 13,339 BOE per day. In response to the collapse in commodity prices, we shut in or stored approximately 4,700 BOE per day of production during late-April and all of May 2020, primarily in our Central Eagle Ford Area. These shut-in wells came back online during the first week of June, and are a significant reason for the quarter-to-quarter increase in production, along with new production coming online from three Hawkeye wells in the Gonzales County AMI (see below) at the end of June.
•Drilled and completed three new wells and drilled three additional uncompleted wells ("DUCs") at our Hawkeye wells (see below) in July.
•Continued to lower our operating expenses on a per-BOE basis. Compared to the third quarter of 2019, lease operating and gas gathering costs decreased on a per-BOE basis due to our continued focus on controlling expenses. However, general and administrative expenses increased significantly during the current quarter due to professional fees related to preparation for the Chapter 11 Cases.
Changes in operating results between the third quarters of 2020 and 2019 were primarily driven by the following:
•Revenues decreased sharply by $21.0 million, or 40%, between the two quarters, primarily driven by a 20% decrease in commodity prices and a 20% decrease in production.
•G&A increased significantly by $11.7 million, or 283%, between the two quarters, primarily due to incremental professional costs incurred related to our restructuring, which individually totaled $12.4 million for the quarter.
•Compared to the third quarter of 2019, lease operating and gas gathering expense decreased by 17% to $5.02 per BOE, production and ad valorem taxes decreased by 17% to $1.50 per BOE, general and administrative expense increased by 381% to $11.92 per BOE, and interest expense increased $1.81 per BOE.

•Derivative financial instruments had a net loss of $9.7 million in the third quarter of 2020, compared to a net gain of $21.5 million in the third quarter of 2019. As noted below, prior to commencement of the Chapter 11 Cases, we terminated and monetized our outstanding hedge portfolio on September 10, 2020, which resulted in a net realized gain of approximately $30.5 million (comprised of $39.9 million for oil swaps, offset by negative $6.7 million for natural gas swaps and negative $2.7 million for interest rate swaps). Of the $30.5 million net gain, $4.2 million was associated with hedges which would have settled during the remainder of the third quarter of 2020 while the remaining $26.3 million was related to settlement periods after the current quarter.
During the third quarter of 2020, we recognized net loss attributable to common stockholders of $38.5 million, or $1.52 per diluted common share, compared to net income attributable to common stockholders of $14.1 million, or $0.33 per diluted common share, in the third quarter of 2019. We generated $82.7 million of cash flow from operating activities during the first nine months of 2020, which was $29.8 million more than the $52.9 million generated by operating activities during the first nine months of 2019.
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
In June, we began flowback operations on the Hawkeye #14H, Hawkeye #15H, and Hawkeye #16H. These recorded maximum rates over a 30-day period (“Max-30 rates”) of 1,461 BOE per day, 86% of which was crude oil. Through the first 120 days of production, these wells have produced an average of 111,000 Bbls.
•Hawkeye #14H – With a 10,979’ perforated interval, the #14H recorded Max-30 rates of 1,186 Bbls per day of oil, 87 Bbls per day of NGLs, and 625 Mcf per day of natural gas, or 1,377 BOE per day on a three-stream basis and was achieved on a 30/64” choke. The #14H well has been on-stream for more than four months now, and had 120-day rates have averaged 868 Bbls per day of oil, 49 Bbls per day of NGLs, and 353 Mcf per day of natural gas, or 976 BOE per day on a three-stream basis.
•Hawkeye #15H – With a 10,608’ perforated interval, the #14H recorded Max-30 rates of 1,372 Bbls per day of oil, 101 Bbls per day of NGLs, and 729 Mcf per day of natural gas, or 1,595 BOE per day on a three-stream basis and was achieved on a 30/64” choke. The #15H has been on-stream for more than four months now, and had 120-day rates of 970 Bbls per day of oil, 55 Bbls per day of NGLs, and 394 Mcf per day of natural gas, or 1,090 BOE per day on a three-stream basis and was achieved on a 30/64” choke.
•Hawkeye #16H – With a 9,885’ perforated interval, the #16H recorded Max-30 rates of 1,217 Bbls per day of oil, 88 Bbls per day of NGLs, and 635 Mcf per day of natural gas, or 1,411 BOE per day on a three-stream basis and was achieved on a 30/64” choke. The #16H has been on-stream for more than four months now, and had 120-day rates of 958 Bbls per day of oil, 53 Bbls per day of NGLs, and 381 Mcf per day of natural gas, or 1,074 BOE per day on a three-stream basis and was achieved on a 30/64” choke.
We hold a 50% working interest and 38% net revenue interest in these wells.
In July, we completed drilling operations on the Hawkeye #33H, Hawkeye #34H, and Hawkeye #35. These wells were drilled to total-measured depths of 20,500 feet, 20,358 feet and 20,467 feet, respectively, and are expected to have perforated intervals averaging approximately 10,800 feet. These wells are currently held in inventory as Drilled Uncompleted ("DUC’s"). We expect to hold a 50% working interest and 37.5% net revenue interest in these wells.

RESULTS OF OPERATIONS
Certain of our operating results and statistics for the three and nine months ended September 30, 2020 and 2019 are summarized below:

In thousands, except per share and unit data	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Results
Net loss attributable to common stockholders	$(38,473)	$14,058	$(194,423)	$(35,394)
Net loss per common share – basic(1)	(1.52)	0.34	(7.70)	(1.42)
Net loss per common share – diluted(1)	(1.52)	0.33	(7.70)	(1.42)
Net cash provided by operating activities	52,320	14,686	82,731	52,873
Revenues
Oil	$24,524	$42,187	$66,510	$120,496
NGLs	3,202	3,439	7,565	10,381
Natural gas	4,383	7,519	12,285	15,224
Total revenues	$32,109	$53,145	$86,360	$146,101
Total production volumes by product
Oil (Bbls)	661,465	725,405	1,899,145	2,024,862
NGLs (Bbls)	305,920	387,256	876,853	868,811
Natural gas (Mcf)	2,154,969	3,313,757	6,468,594	6,210,617
Total barrels of oil equivalent (6:1)	1,326,547	1,664,954	3,854,097	3,928,776
Daily production volumes by product
Oil (Bbls/d)	7,190	7,885	6,931	7,417
NGLs (Bbls/d)	3,325	4,209	3,200	3,182
Natural gas (Mcf/d)	23,424	36,019	23,608	22,750
Total barrels of oil equivalent (BOE/d)	14,419	18,097	14,066	14,391
Average realized prices
Oil ($ per Bbl)	$37.08	$58.16	$35.02	$59.51
NGLs ($ per Bbl)	10.47	8.88	8.63	11.95
Natural gas ($ per Mcf)	2.03	2.27	1.90	2.45
Total oil equivalent, excluding the effect from commodity derivatives ($ per BOE)	24.20	31.92	22.41	37.19
Oil equivalent price impact of settled hedges ($ per BOE)	33.23	(0.33)	19.04	(1.41)
Total oil equivalent, including the effect from commodity derivatives ($ per BOE)	57.43	31.59	41.45	35.78
Operating and other expenses
Lease operating	$4,763	$8,948	$16,430	$23,472
Gas gathering, processing and transportation	1,891	1,107	4,916	3,223
Production and ad valorem taxes	1,994	3,017	6,084	8,126
Depreciation, depletion and amortization	18,256	24,635	59,184	64,120
General and administrative	15,808	4,124	24,664	12,345
Interest expense	11,399	11,295	33,521	32,730
Operating and other expenses per BOE
Lease operating	$3.59	$5.37	$4.26	$5.97
Gas gathering, processing and transportation	1.43	0.66	1.28	0.82
Production and ad valorem taxes	1.50	1.81	1.58	2.07
Depreciation, depletion and amortization	13.76	14.80	15.36	16.32
General and administrative	11.92	2.48	6.40	3.14
Interest expense	8.59	6.78	8.70	8.33

(1)    Basic and diluted earnings per share are calculated using the two-class method. See Note 1. Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1.

Production
The table below summarizes our production volumes for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Oil (Bbls/d)	7,190	7,885	(9)%	6,931	7,417	(7)%
NGLs (Bbls/d)	3,325	4,209	(21)%	3,200	3,182	1%
Natural gas (Mcf/d)	23,424	36,019	(35)%	23,608	22,750	4%
Total (BOE/d)	14,419	18,097	(20)%	14,066	14,391	(2)%
Total production during the third quarter of 2020 averaged 14,419 BOE per day, a decrease of 20%, or 3,678 BOE per day, compared to the same period in 2019. The Company has not brought any additional wells online since the Hawkeye #14, #15 and #16 started producing at the end of the second quarter. This lack of additional production coming on-line from new completions, as well as an overall decline in production due to the Company's reduced drilling schedule through the first half of 2020, contributed to the decline between the two quarters.
Total production during the first nine months of 2020 averaged 14,066 BOE per day, a decrease of 2%, or 325 BOE per day, compared to the same period in 2019. Higher relative production during the first quarter of 2020 resulting from the Company's two-rig drilling program through the end of 2019 was largely offset by the declines noted above for the third quarter, as well as the effects of production shut-in during the second quarter of 2020 due to low commodity prices.
Our production during the third quarter of 2020 was 73% oil and NGLs, compared to 70% during the third quarter of 2019.
Oil, Natural Gas Liquid and Natural Gas Revenues
The table below summarizes our production revenues for the three and nine months ended September 30, 2020 and 2019:

In thousands	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Oil	$24,524	$42,187	(42)%	$66,510	$120,496	(45)%
NGLs	3,202	3,439	(7)%	7,565	10,381	(27)%
Natural gas	4,383	7,519	(42)%	12,285	15,224	(19)%
Total revenues	$32,109	$53,145	(40)%	$86,360	$146,101	(41)%
Our oil, NGL and natural gas revenues during the three months ended September 30, 2020 decreased $21.0 million, or 40%, compared to those revenues for the same period in 2019. For the nine months ended September 30, 2020, our oil, NGL and natural gas revenues decreased $59.7 million, or 41%, compared to the same period in 2019. The changes in our oil, NGL and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

In thousands	Three Months Ended September 30, 2020 vs 2019		Nine Months Ended September 30, 2020 vs 2019

	Decrease in Revenues	Percentage Decrease in Revenues	Decrease in Revenues	Percentage Decrease in Revenues
Change in oil, NGL and natural gas revenues due to:
Decrease in production	$(10,802)	(20)%	$(2,777)	(2)%
Decrease in commodity prices	(10,234)	(20)%	(56,964)	(39)%
Total change in oil, NGL and natural gas revenues	$(21,036)	(40)%	$(59,741)	(41)%

Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Average net realized price
Oil ($/Bbl)	$37.08	$58.16	(36)%	$35.02	$59.51	(41)%
NGLs ($/Bbls)	10.47	8.88	18%	8.63	11.95	(28)%
Natural gas ($/Mcf)	2.03	2.27	(10)%	1.90	2.45	(23)%
Total ($/BOE)	24.20	31.92	(24)%	22.41	37.19	(40)%
Average NYMEX differentials
Oil per Bbl	$(3.86)	$1.71	(326)%	$(3.31)	$2.69	(223)%
Natural gas per Mcf	0.03	(0.11)	(127)%	0.03	(0.16)	(119)%
The average wellhead price for our production in the three months ended September 30, 2020 was $24.20 per BOE, a 24% decrease compared to the average price for the comparable period in 2019. The realized wellhead price for the nine months ended September 30, 2020 was $22.41 per BOE, a 40% decrease compared to the average price of the comparable period in 2019. Reported wellhead realizations were driven lower by a decrease in the crude oil and natural gas benchmark prices between the periods, in addition to a significantly lower NYMEX oil differential. Our realized NGL price was $10.47 per Bbl and $8.63 per Bbl, or 26% and 23% of NYMEX WTI, respectively, for the three and nine months ended September 30, 2019, respectively.
Our average NYMEX oil differential decreased quarter over quarter by $5.57 per Bbl and $6.00 per Bbl when comparing the year-to-date periods. Differentials were impacted significantly during the current year as a result of the April 2020 price collapse that saw WTI drop to approximately negative $40 per Bbl at one point. This led to temporary storage restraints at purchasers which caused marketing rates to increase as high as $10 per Bbl. The drastic change in price also created sharp, yet temporary, changes in oil related differentials that fell to approximately negative $8 per Bbl in May 2020. Although WTI prices recovered to the mid-$40s as of September 30, 2019, they are still significantly below where they were a year ago.
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

The following table summarizes the net cash receipts (payments) on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended June 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
In thousands, except price impact	Net realized settlements	Price impact	Net realized settlements	Price impact	Net realized settlements	Price impact	Net realized settlements	Price impact
Receipts (payments) on settlements of oil derivatives	$51,319	$77.58	$(1,022)	$(1.41)	$72,580	$38.22	$(5,627)	$(2.78)
(Payments) receipts on settlements of natural gas derivatives	(5,644)	(2.62)	178	0.05	(3,189)	(0.49)	1,769	0.28
Total net commodity derivative settlements	$45,675		$(844)		$69,391		$(3,858)
Our realized net gain on commodity derivative contracts was $44.0 million and $73.3 million for the three and nine months ended September 30, 2020. Included in those amounts is $33.2 million, net ($39.9 million in oil hedges and negative $6.7 million in natural gas hedges, gross), which was realized upon termination of our hedging portfolio in September 2020 prior to the commencement of the Chapter 11 Cases We realized an average gain of $33.23 and $19.04 per BOE on our oil and natural gas swaps during the three and nine months ended September 30, 2020, respectively, as compared to an average loss of $0.33 and $1.41 per BOE for the three and nine months ended September 30, 2019.
Subsequent to filing the Restructuring Plan, the Company entered into new natural gas swaps in October 2020 for January 2021 through December 2021, which hedge 10,000 MMBtu per day at an average price of $3.04 per MMBtu, and also entered into natural gas swaps for January 2022 through December 2022, which hedge 5,000 MMBtu per day at an average price of $2.70 per MMBtu. In November 2020, we entered into new crude oil swaps for December 2020, which hedge 4,000 barrels per day at an average price of $41.08 per barrel. We also entered into new crude oil swaps for January 2021 through December 2021, which hedge 1,000 barrels per day at an average price of $42.20 per barrel. We will continue to rebuild its hedge portfolio going forward as economic conditions warrant.
Production Expenses
The table below presents detail of production expenses for the three and nine months ended September 30, 2020 and 2019:

In thousands, except expense per BOE	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Production expenses
Lease operating	$4,763	$8,948	(47)%	$16,430	$23,472	(30)%
Gas gathering, processing and transportation	1,891	1,107	71%	4,916	3,223	53%
Production and ad valorem taxes	1,994	3,017	(34)%	6,084	8,126	(25)%
Depreciation, depletion and amortization	18,256	24,635	(26)%	59,184	64,120	(8)%
Production expenses per BOE
Lease operating	$3.59	$5.37	(33)%	$4.26	$5.97	(29)%
Gas gathering, processing and transportation	1.43	0.66	114%	1.28	0.82	55%
Production and ad valorem taxes	1.50	1.81	(17)%	1.58	2.07	(24)%
Depreciation, depletion and amortization	13.76	14.80	(7)%	15.36	16.32	(6)%

Lease Operating and Gas Gathering, Processing and Transportation
The table below provides detail of our lease operating and gas gathering, processing and transportation expenses for the three and nine months ended September 30, 2020 and 2019:

In thousands	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Lease operating	$4,763	$8,948	(47)%	$16,430	$23,472	(30)%
Gas gathering, processing and transportation	1,891	1,107	71%	4,916	3,223	53%
Total lease operating and gas gathering, processing and transportation expenses	$6,654	$10,055	(34)%	$21,346	$26,695	(20)%

Lease operating and gas gathering, processing and transportation expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for direct labor, water injection and disposal, utilities, materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production and ad valorem taxes.
Our lease operating and gas gathering, processing and transportation expenses decreased $3.4 million, or 51%, for the three months ended September 30, 2020 to $6.7 million from $10.1 million in the comparable period in 2019. On a nine-month comparative basis, these expenses decreased $5.4 million, or 20%, from $26.7 million in 2019 to $21.3 million in 2020. On a unit-of-production basis, lease operating and gas gathering expense decreased 33%, or $1.78 per BOE, from $5.37 per BOE in the three months ended September 30, 2019 to $3.59 per BOE in the three months ended September 30, 2020. On a nine-month comparative basis, these expenses decreased 18%, or $1.25 per BOE, from $6.79 per BOE for the nine months ended September 30, 2019 to $5.54 per BOE for the nine months ended September 30, 2020. Starting in March 2020, we deferred most workover operations and replaced all third-party roustabout crews with company employees. We also significantly cut field labor overtime and third-party costs for water disposal, chemicals and rentals. Gas gathering, processing and transportation expense increased for both the three and nine-month periods due to the Company utilizing additional gas processing units starting in late 2019.
Compared to the second quarter of 2020, lease operating and gas gathering, processing and transportation expenses increased 37%, or $1.8 million. On a unit-of-production basis, these expenses increased 24%, or $0.98 per BOE, from the second quarter of 2020.
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

The following table provides detail of our production and ad valorem taxes for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2020	2019	Change	2020	2019	Change
Production taxes	$1,343	$1,860	(28)%	$3,398	$5,958	(43)%
Ad valorem taxes	651	1,157	(44)%	2,687	2,168	24%
Total production and ad valorem tax expense	$1,994	$3,017	(34)%	$6,084	$8,126	(25)%

Our total production and ad valorem tax expense decreased 34%, or $1.0 million, between the three months ended September 30, 2020 and 2019. On a nine-month comparative basis, these expenses decreased 25%, or $2.0 million, from $8.1 million in 2019 to $6.1 million in 2020. Production taxes were lower in the current period due to significantly lower revenues, caused by lower commodity prices and production as discussed above. Ad valorem taxes were higher in the current year due to higher estimated appraisal values for our properties. On a unit-of-production basis, production and ad valorem tax expense decreased 17%, or $0.31 per BOE, from $1.81 per BOE in the three months ended September 30, 2019 to $1.50 per BOE in the three months ended September 30, 2020. On a nine-month comparative basis, these expenses decreased 24%, or $0.49 per BOE, from $2.07 per BOE for the nine months ended June 30, 2019 to $1.58 per BOE for the nine months ended September 30, 2020. These decreases in the per-BOE rate are attributable to lower commodity prices received for our production in the current period, as further discussed above.
Compared to the second quarter of 2020, production and ad valorem taxes increased $0.3 million, or 16%. This increase correlates with the increase in production revenues between the two quarters, as a significant amount of the Company's production was shut-in during the second quarter due to low commodity prices, as discussed further above. On a unit-of-production basis, these expenses increased 5%, or $0.08 per BOE, from the second quarter of 2020.
Depreciation, Depletion and Amortization
The table below provides detail of our depreciation, depletion and amortization ("DD&A") expense for the three and nine months ended September 30, 2020 and 2019.

In thousands	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Depletion of proved oil and gas properties	$17,512	$24,178	(28)%	$57,113	$62,813	(9)%
Depreciation of other property and equipment	425	378	12%	1,171	1,071	9%
Accretion of asset retirement obligations	319	79	304%	900	236	281%
Total DD&A expense	$18,256	$24,635	(26)%	$59,184	$64,120	(8)%
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
DD&A expense for the three months ended September 30, 2020 was $18.3 million, a 26% decrease from $24.6 million in the comparable period in 2019. On a unit-of-production basis, DD&A decreased 8%, or $1.04 per BOE, from $14.80 per BOE for the three months ended September 30, 2019 to $13.76 per BOE for the three months ended September 30, 2020. On a nine-month comparative basis, these expenses increased $4.9 million, or 8%, from $64.1 million for the nine months ended September 30, 2019 to $59.2 million for the nine months ended September 30, 2020. On a unit-of-production basis, these expenses decreased 6% or $0.96 per BOE, from $16.32 per BOE for the nine months ended September 30, 2019, to $15.36 per BOE for the nine months ended September 30, 2020. These decreases are largely due to impairment charges we incurred during the first quarter of 2020 after removing PUDs (see below), as well as lower production between the two periods.

Compared to the second quarter of 2020, DD&A expense increased $1.7 million. On a unit-of-production basis, DD&A decreased by $0.11 per BOE, or 1%, from the second quarter of 2020.

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
General and Administrative
General and administrative ("G&A") expense increased $11.7 million, or 283%, to $15.8 million in the three months ended September 30, 2020, from $4.1 million for the comparable period in 2019. On a unit-of-production basis, G&A expense increased 381%, or $9.44 per BOE, from $2.48 per BOE for the three months ended September 30, 2019 to $11.92 per BOE for the three months ended September 30, 2020. On a nine-month comparative basis, G&A increased $12.3 million, or 100%, between the two periods. On a unit-of-production basis, these expenses increased 104%, or $3.26 per BOE, from $3.14 per BOE for the nine months ended September 30, 2019, to $6.40 per BOE for the nine months ended September 30, 2020. These increases primarily reflect professional fees incurred related to our restructuring efforts during the second and third quarters of 2020, which totaled $12.4 million and $14.3 million for the three and nine months ended September 30, 2020, respectively.

Compared to the second quarter of 2020, G&A expense for the three months ended September 30, 2020 increased $9.8 million, or 164%. On a unit-of-production basis, G&A expense increased by $6.99 per BOE, or 142%, from the second quarter of 2020.

Interest Expense
The table below provides detail of the interest expense for our various long-term obligations for the three and nine months ended September 30, 2020 and 2019:

In thousands	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Interest expense on 11.25% Senior Notes	$7,032	$7,032	—%	$21,094	$21,094	—%
Interest expense on Credit Facility	3,642	3,494	4%	10,234	9,317	10%
Other interest expense	98	136	(28)%	191	368	(48)%
Total cash interest expense (1)	$10,772	$10,662	1%	$31,519	$30,779	2%
Amortization of debt issuance costs and discounts	627	633	(1)%	2,002	1,950	3%
Total interest expense	$11,399	$11,295	1%	$33,521	$32,729	2%
Per BOE:
Total cash interest expense	$8.12	$6.40	27%	$8.18	$7.83	4%
Total interest expense	8.59	6.78	27%	8.70	8.33	4%
(1) Cash interest is presented on an accrual basis.
Our total interest expense in the three months ended September 30, 2020 was $11.4 million, an 1% increase from $11.3 million in the comparable period in 2019. This slight increase is primarily due to lower interest rates on our Credit Facility (as defined below), mostly offset by a higher outstanding balance on the Credit Facility in the current quarter. On a nine-month comparative basis, total interest expense increased $0.8 million, or 2%, between the two periods.
On a unit-of-production basis, total interest expense increased 27%, or $1.81 per BOE, from $6.78 per BOE in the three months ended September 30, 2019 to $8.59 per BOE in the three months ended September 30, 2020. On a nine-month comparative basis, total interest expense increased 4%, or $0.37 per BOE, from $8.33 per BOE for the nine months ended September 30, 2019 to $8.70 per BOE for the nine months ended September 30, 2020.

Compared to the second quarter of 2020, interest expense for the three months ended September 30, 2020 increased by $0.9 million, primarily due to higher average borrowings on our Credit Facility. On a unit-of-production basis, interest expense decreased 1%, or $0.07 per BOE, from the second quarter of 2020.
As noted above, we did not make our $14.1 million cash interest payment due on July 1, 2020 for the 11.25% senior notes, and additional interest expense for the 11.25% Senior Notes will not be recorded subsequent to commencement of the Chapter 11 Cases on September 30, 2020.
Income Taxes
The following table provides further detail of our income taxes for the three and nine months ended September 30, 2020 and 2019:

In thousands, except per-BOE amounts and tax rates	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current income tax benefit (expense)	$49	$(18)	$4,999	$26
Deferred income tax benefit (expense)	—	(4,749)	737	6,940
Total income tax benefit (expense)	$49	$(4,767)	$5,736	$6,966
Average income tax benefit (expense) per BOE	$0.04	$(2.86)	$1.49	$1.77
Effective tax rate	0.1%	22.7%	3.0%	19.3%
Total net deferred tax liability on balance sheet at period end	$—	$5,387
As a result of the loss before income taxes of $34.9 million and $191.9 million for the three and nine months ended September 30, 2020, respectively, we recorded income tax benefit of $0.1 million and $5.7 million, respectively. As a result of the net income before income taxes of $21.0 million for the three months ended September 30, 2019 and net loss before income taxes of $36.0 million for the nine months ended September 30, 2019, we recorded income tax expense of $4.8 million and income tax benefit $7.0 million, respectively.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain taxpayer relief as a result of the COVID-19 pandemic. The CARES Act included several favorable provisions that impacted income taxes, primarily the modified rules on the deductibility of business interest expense for 2019 and 2020, a five-year carryback period for net operating losses generated after 2017 and before 2021, and the acceleration of refundable alternative minimum tax credits. The CARES Act did not materially impact our effective tax rate for the three and nine months ended September 30, 2020.
Our deferred tax assets exceeded our deferred tax liabilities at September 30, 2020 primarily due to tax consequences of the impairment of our proved properties during the first quarter of 2020; as a result, we retained a full valuation allowance of $44.9 million at September 30, 2020 due to uncertainties regarding the future realization of our deferred tax assets. The valuation allowance is also the primary cause for the variance between our statutory tax rate of 21% and the effective tax rates of 0.1% and 3.0% for the three and nine months ended September 30, 2020, respectively. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits is determined to be more likely than not.
We have prepared and filed a net operating loss carryback claim on which a refund of $4.4 million has been requested for taxes originally paid with our 2016 income tax return. Due to the full valuation allowance recorded against our net deferred tax asset, we have recognized income tax benefit of $4.4 million to record the expected refund. The $4.4 million receivable has been classified as a current income tax receivable in Prepaid Expenses and Other on our September 30, 2020 balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Overview
At September 30, 2020, we had $36.6 million of cash on hand and $65.0 million of stockholders’ deficit, while at December 31, 2019, we had $3.1 million of cash on hand and $120.9 million of stockholders' equity. In September 2020, we took steps to ensure we had sufficient liquidity to fund ongoing operations during the Chapter 11 Cases, and pay down our Credit Facility to provide additional liquidity, by terminating our commodity and interest rate hedges for $30.5 million of cash (comprised of $39.9 million for oil swaps, offset by negative $6.7 million for natural gas swaps and negative $2.7 million for interest rate swaps). Subsequent to filing our Restructuring Plan, we entered into new natural gas swaps in October 2020 for January 2021 through December 2021, which hedge 10,000 MMBtu per day at an average price of $3.04 per MMBtu, and also entered into natural gas swaps for January 2022 through December 2022, which hedge 5,000 MMBtu per day at an average price of $2.70 per MMBtu. In November 2020, we entered into new crude oil swaps for December 2020, which hedge 4,000 barrels per day at an average price of $41.08 per barrel. We also entered into new crude oil swaps for January 2021 through December 2021, which hedge 1,000 barrels per day at an average price of $42.20 per barrel. We will continue to rebuild our commodity derivatives portfolio as we emerge from the Chapter 11 Cases and economic conditions warrant.

As discussed above, NYMEX oil prices have decreased significantly since the beginning of 2020, decreasing from nearly $60 per barrel in early January to around $25 per barrel in mid-May (although considerably lower during the month of April 2020), before rebounding to nearly $40 per Bbl at the end of June 2020. As of mid-November 2020, oil prices remained in the mid-$40s per Bbl due to continued downward pressure on demand because of COVID-19. This decrease in the market prices for our production directly reduces our operating cash flow and indirectly impacts our other sources of potential liquidity, such as possibly lowering our borrowing capacity under our revolving credit facility, as our borrowing capacity and borrowing costs are generally related to the estimated value of our proved reserves.

In this low oil price environment, we have taken various steps to preserve our liquidity including (1) reducing our budgeted 2020 capital spending from $80-$85 million to approximately $65 million, almost all of which had been incurred by the end of September 2020; (2) deferring the remainder of our 2020 drilling program through the end of the year; (3) implementing cost-reduction measures, including negotiating reduced rates for water disposal, chemicals, rentals, and workovers and (4) shutting in or storing approximately 4,700 BOE per day of production during late-April and all of May 2020, primarily at our oil-rich fields in our Central Eagle Ford Area.

Chapter 11 Cases and Effect of Automatic Stay

On September 30, 2020, the Debtors filed for relief under chapter 11 of the Bankruptcy Code. The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under our Credit Facility and the indentures governing our 11.25% Senior Notes, resulting in the automatic and immediate acceleration of the debt thereunder. Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. See Note 1. Basis of Presentation footnotes in the notes to the condensed consolidated financial statements for more information on the Chapter 11 Cases.

On September 14, 2020, the Debtors entered into the RSA with certain holders of our 11.25% Senior Notes the lenders of our Credit Facility and Citibank, N.A., as agent under the Credit Facility. As more fully disclosed in Note 1. Basis of Presentation in the notes to the condensed consolidated financial statements, the RSA contemplates the consummation of the Restructuring Plan, which governs the treatment of certain claims and existing equity interests.

We expect to continue operations in the normal course for the duration of the Chapter 11 Cases. To ensure ordinary course operations, we have obtained approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to continue our ordinary course operations after the filing date. In addition, we have received authority to use cash collateral of the lenders under the Credit Facility on a final basis. The Bankruptcy Court confirmed our Restructuring Plan on November 12, 2020.

However, for the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court and our creditors. The significant risks and uncertainties related to our liquidity and Chapter 11 Cases described above raise substantial doubt about our ability to continue as a going concern.

As a result of the Chapter 11 Cases, our total available liquidity at September 30, 2020 consisted of our $36.6 million of cash on hand. We expect to continue using cash on hand which will further reduce this liquidity. With the Bankruptcy Court’s authorization to use cash collateral under the Credit Facility, we believe that we will have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 Cases. As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments.

Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The filing of the Chapter 11 Cases constituted an event of default under our 11.25% Senior Notes and Credit Facility, which resulted in the automatic and immediate acceleration of all of our debt outstanding with the exception of the building loans held by our subsidiary, Boland Building, LLC and certain small financing loans. We project that we will not have sufficient cash on hand or available liquidity to repay such debt. These conditions and events, along with uncertainties associated with the bankruptcy process, raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is contingent upon, among other things, our ability to implement the Restructuring Plan, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the Restructuring to meet our obligations and operating needs on an ongoing basis. As a result of risks and uncertainties related to the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, we have concluded that our plans do not alleviate substantial doubt regarding the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Exit Financing

The Restructuring Plan contemplates, among other things, that, on the effective date of the Restructuring Plan, the Debtors shall enter into (a) a first-out senior secured revolving credit facility in an amount equal to 80% of the aggregate outstanding principal amount of loans and letter of credit exposure under the existing Credit Facility with any lender under the Credit Facility that agrees to accept the Restructuring Plan (the “Accepting Lenders”); provided that, on the Plan effective date, the aggregate principal amount of the new revolving credit facility shall not be less than $152 million, (b) a second-out-senior-secured term loan credit facility in an amount equal to 20% of the aggregate outstanding principal amount of loans and letter of credit exposure under the Company’s existing Credit Facility of Accepting Lenders, and (c) if necessary, a last-out-senior-secured term loan credit facility in an amount equal to 100% of the aggregate outstanding principal amount of loans and letters of credit of any lenders under the existing Credit Facility that do not accept the Restructuring Plan or otherwise are not Accepting Lenders. As all lenders accepted, we anticipate that there will not be a last-out-senior secured term loan credit facility.

Cash Flows

Cash flows for the nine months ended September 30, 2020 and 2019 are presented below:

In thousands	Nine Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$82,731	$52,873
Investing activities	(89,260)	(116,569)
Financing activities	40,003	61,782
Net change in cash	$33,474	$(1,914)

Net Cash Provided by Operating Activities
Net cash provided by operating activities of $82.7 million for the first nine months of 2020 was $29.8 million more than the first nine months of 2019, which totaled $52.9 million. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $7.0 million. Compared to the first nine months of 2019, the first nine months of 2020 had significantly lower commodity prices. Changes in our operating assets and liabilities between the nine months ended September 30, 2019 and the nine months ended September 30, 2020 resulted in a net increase of approximately $22.9 million in net cash provided by operating activities for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. As noted above, net cash provided by operating activities includes $30.5 million of net cash settlements in September 2020 arising from the termination of the Company's hedge portfolio.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $27.3 million, from $116.6 million in the nine months ended September 30, 2019 to $89.3 million in the nine months ended September 30, 2020. This is primarily due to capital expenditures being $21.3 million less in the current period due to the slowdown in development activity in light of lower commodity prices in 2020.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased $21.8 million, from $61.8 million provided during the nine months ended September 30, 2019 to $40.0 million provided in the nine months ended September 30, 2020. This increase is primarily due to lower borrowings on our Credit Line in the current period.
Debt
Chapter 11 Cases and Effect of Automatic Stay

On September 30, 2020, the Debtors filed for relief under chapter 11 of the Bankruptcy Code. The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Credit Facility (as defined below) and the indentures governing the Company’s 11.25% Senior Notes (as defined below), resulting in the automatic and immediate acceleration of the debt. Any efforts to enforce payment obligations related to the acceleration of the Company’s debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. See Note 1. Basis of Presentation for more information on the Chapter 11 Cases.

Senior Secured Credit Facility

In July 2015, through its subsidiary, Lonestar Resources America, Inc. ("LRAI"), the Company entered into a $500 million Senior Secured Credit Facility with Citibank, N.A., as administrative agent, and other lenders party thereto (as amended, supplemented or modified from time to time, the “Credit Facility”). As of September 30, 2020, $285.0 million was borrowed under the Credit Facility, and the weighted average interest rate on borrowings under the Credit Facility for the quarter was 4.98%. Prior to default, the borrowing availability was $0.6 million, which reflected $0.4 million of letters of credit outstanding. As a result of the commencement of the Chapter 11 Cases, the we are not in compliance with the covenants under the Credit Facility and the lenders’ commitments under the Credit Facility have been terminated. We are therefore unable to make additional borrowings or issue additional letters of credit under the Credit Facility.

Prior to default, the Credit Facility could be used for loans and, subject to a $2.5 million sub-limit, letters of credit, and provided for a commitment fee of 0.375% to 0.5% (0.5% following the Thirteenth Amendment (as defined below)) based on the unused portion of the borrowing base under the Credit Facility. As of March 31, 2020, the borrowing base and lender commitments for the Credit Facility was $290 million. The borrowing base was lowered to $286 million on June 11, 2020 as part of the Thirteenth Amendment. The borrowing base was further lowered to $225 million pursuant to the Forbearance Agreement on July 2, 2020, creating a deficiency between the outstanding amount borrowed under the Company's Credit Facility and the borrowing base. The outstanding balance under the Credit Facility was $285 million as of September 30, 2020 which represents a borrowing deficiency of $60.4 million. Pursuant to the Restructuring Plan and as a result of our filing of the Chapter 11 Cases, we did not have the obligation to pay such deficiency within that time period, and the Credit Facility will be amended and restated in connection with the our exit from bankruptcy.

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

We also were not in compliance with the terms of the Credit Facility as of December 31, 2019 because we did not satisfy the consolidated current ratio at those times and the audit report prepared by our auditors with respect to the 2019 financial statements included an explanatory paragraph expressing uncertainty as to our ability to continue as a "going concern." The lenders waived the current ratio default with respect to December 31, 2019. We received a forbearance until July 31, 2020 for the defaults in the consolidated current ratio covenant as of the March 31, 2020, and June 30, 2020, measurement dates, the leverage ratio covenant as of the June 30, 2020, measurement date and the missed interest payment under the 11.25% Senior Notes pursuant to the Forbearance Agreement. We were not in compliance with the terms of the Credit Facility as of May 15, 2020, because we did not timely deliver our financial statements with respect to the fiscal quarter ended March 31, 2020. Such failure represented a default under the Credit Facility which the lenders waived pursuant to the Thirteenth Amendment. As noted above, the borrowing base was redetermined to $225 million from $286 million pursuant to the Forbearance Agreement on July 2, 2020, which created a deficiency between the outstanding amount borrowed under the Credit Facility and the borrowing base.

Waiver and Eleventh Amendment

Effective April 7, 2020, we entered into the Waiver and Eleventh Amendment (the "Waiver") to waive events of default arising from our failure to comply with the consolidated current ratio as of December 31, 2019, to timely provide audited financial statements and to provide financial statements that are not subject to any “going concern” or like qualification or exception for the fiscal year ended December 31, 2019. As there was no guarantee that our lenders would agree to waive events of default or potential events of default in the future, the amounts outstanding under the Credit Facility as of December 31, 2019 are classified as current in the accompanying 2019 Condensed Consolidated Balance Sheet.

Twelfth Amendment

Effective May 8, 2020, we entered into the Twelfth Amendment to Credit Agreement (the “Twelfth Amendment”), to allow us to accept proceeds of up to $2.2 million from an unsecured loan applied for under the CARES Act.

Waiver and Thirteenth Amendment

Effective June 11, 2020, we entered into the Waiver and Thirteenth Amendment to Credit Agreement (the "Thirteenth Amendment") which, among other things, (i) waived any default or event of default arising from our failure to provide timely quarterly financial statements for the three months ended March 31, 2020; (ii) redetermined the borrowing base to $286 million from $290 million; (iii) set the next borrowing base redetermination to be on or around July 1, 2020 (and in any event, no later than July 31, 2020), (iv) amended the borrowing base utilization grid used in the applicable margin, as noted above and (v) until the July 1, 2020 redetermination, restricted the Company and its subsidiaries’ ability to incur debt with respect to, among other items, capital leases and permitted senior debt, grant liens to secure other obligations, pay dividends on LRAI’s preferred stock and make certain investments.

Forbearance Agreement and Fourteenth Amendment

On July 2, 2020, we entered into a Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement with Citibank, N.A., as administrative agent and the lenders party thereto (the “Forbearance Agreement”) with respect to the Credit Facility. Pursuant to the Forbearance Agreement, among other things, (i) the lenders under the Credit Facility agreed to refrain from exercising their rights and remedies under the Credit Facility and related loan documents with respect to certain defaults until July 31, 2020, (ii) the borrowing base was redetermined to $225 million from $286 million, (iii) all proceeds of dispositions and terminations or liquidations of swap agreements were to be used to repay the Credit Facility and automatically reduced the borrowing base by the amount of the repayment and (iv) certain exceptions to the covenant restriction on investments were no longer available.

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

On July 31, 2020 the Company and certain of its subsidiaries entered into an amendment with respect to the Forbearance Agreement with the Lenders, pursuant to which the Lenders agreed to extend the stated term of the Forbearance Agreement until August 21, 2020. On August 21, 2020, these parties agreed to further extend the stated term of the Forbearance Agreement until September 11, 2020. The filing of the Chapter 11 Cases resulted in the acceleration of the Credit Facility and the termination of the Forbearance Agreement. However, pursuant to the RSA, the lenders under the Credit Facility agreed to forbear from exercising certain rights and remedies while the RSA remains in full force and effect.

11.25% Senior Notes

In January 2018, we issued $250 million of 11.25% Senior Notes to U.S.-based institutional investors. The net proceeds of $244.4 million were used to fully retire our 8.75% Senior Notes, which included principal, interest and a prepayment premium of approximately $162 million. The remaining net proceeds were used to reduce borrowings under the Credit Facility.

Prior to default, the 11.25% Senior Notes matured on January 1, 2023, and bore interest at the rate of 11.25% per year, payable on January 1 and July of each year. At any time prior to January 1, 2021, we could, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the 11.25% Senior Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 111.25% of the principal amounts redeemed, plus accrued and unpaid interest, provided that at least 65% of the aggregate principal amount of 11.25% Senior Notes originally issued remained outstanding immediately after such redemption and the redemption occurred within 180 days of the closing date of such equity offering.

The indenture contains certain restrictions on our ability to incur additional debt, pay dividends on our common stock, make investments, create liens on our assets, engage in transactions with affiliates, transfer or sell assets, consolidate or merge, or sell substantially all of our assets. The indenture also contains cross-default provisions for defaults of our other debt instruments, including the Credit Facility, caused by payment default or events which cause the acceleration of repayment prior to the stated maturity of such instrument.

We did not make its interest payment on the 11.25% Senior Notes that was due on July 1, 2020 of approximately $14.1 million (the “Payment Default”). Such failure to pay represented a default under the 11.25% Senior Notes and represented an event of default when we did not cure within 30 days. The Payment Default was a current event of default under the Credit Facility. We entered into the Forbearance Agreement which provided that, among other things, the lenders under the Credit Facility have agreed to forbear our default of the interest payment until August 21, 2020.

On July 31, 2020, we entered into the Notes Forbearance Agreement pursuant to which, among other things, certain holders holding greater than 50% of the 11.25% Senior Notes (i) agreed to refrain from exercising their rights and remedies with respect to the Payment Default and (ii) requested that the trustee not take any remedial action as a result of the Payment Default.

The filing of the Chapter 11 Cases resulted in the termination of the Notes Forbearance Agreement and an event of default and acceleration of the maturity of the 11.25% Senior Notes. However, pursuant to the RSA, certain holders of the 11.25% Senior Notes agreed to forbear from exercising certain rights and remedies while the RSA is in full force and effect.

Capital Expenditures
We currently anticipate that our full-year 2020 capital spending, excluding acquisitions, will be approximately $65 million, almost all of which was incurred by the end of September 2020. This program allowed for the drilling of a range of 10 gross (7.0 net) wells and the completion of a range of 10 gross (8.5 net) wells, five which were placed into production by the end of the first quarter of 2020, two at Horned Frog and three at Hawkeye which were placed into production during the second quarter of 2020 and three additional DUCs which were drilled at Hawkeye during June 2020.
The table below summarizes our cash capital expenditures incurred for the nine months ended September 30, 2020:

In thousands	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Acquisition of oil and gas properties	$472	$2,186
Development of oil and gas properties (1)	25,149	97,973
Purchases of other property and equipment	378	1,014
Total capital expenditures	$25,999	$101,173
(1)    On an accrual basis, the Company incurred $4.7 million $62.7 million in development costs of oil and gas properties for the three and nine months ended September 30, 2020, respectively.
For the nine months ended September 30, 2020, our capital expenditures were funded with cash flow from operations, with additional funds provided by borrowings on our Credit Facility. Our 2020 capital expenditures may be further adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital that we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated wells, our drilling results, other opportunities that may become available to us and our ability to obtain capital.
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
As of September 30, 2020, aside from the application of ASC 852 due to the Chapter 11 Cases, there were no significant changes to any of our critical accounting policies.

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
•our ability to consummate the Restructuring Plan;
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
These important factors include risks related to:
•our ability to consummate the Restructuring Plan that restructures our debt obligations to address our liquidity issues and allows emergence from the Chapter 11 Cases;

• risks that our assumptions and analyses in the Restructuring Plan are incorrect;

• the effects of the Chapter 11 Cases on our relationships with employees, governmental authorities, customers, suppliers, banks, insurance companies and other third parties, and agreements;

• potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;

• objections to pleadings we file that could protract the Chapter 11 Cases;

• our ability to continue as a going concern;

• the Bankruptcy Court’s rulings in the Chapter 11 Cases, and the outcome of the Chapter 11 Cases generally;

• the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•variations in the market demand for, and prices of, crude oil, NGLs and natural gas;
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
Interest Rate Risk
As of September 30, 2020, we had $285.0 million outstanding under the Credit Facility, which is subject to floating market rates of interest. Borrowings under the Credit Facility bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increase in this interest rate can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at September 30, 2020, a 100-basis-point change in interest rates would change our annualized interest expense by approximately $2.9 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that, due to the material weakness described below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

Prior to filing this quarterly report on Form 10-Q for the period ended September 30, 2020, the Company identified a material weakness relating to the operating effectiveness of controls over significant and unusual transactions – specifically relating to restructuring-related matters. This error was identified and corrected prior to the filing of this Form 10-Q but could have resulted in a material misstatement of the financial statements. The Company believes that, notwithstanding this material weaknesses, the consolidated financial statements contained in this Form 10-Q present fairly, in all material respects, the consolidated financial positions, results of operations and cash flows of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States as of the dates and for the periods stated therein. This error was the result of inadequate operating effectiveness of controls pertaining to the Company’s review of its bankruptcy-related accounting and disclosures. As such, the deficiency represents a material weakness in the Company’s internal control over financial reporting at September 30, 2020.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. The remediation plan includes i) adequate attention to detail and review of accounting literature over review of significant and unusual transactions and disclosures and ii) additional training.

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

Subject to this remediation effort, that were implemented after September 30, 2020, there have been no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are subject to the risks and uncertainties associated with proceedings under chapter 11 of the Bankruptcy Code.
On September 30, 2020, the Company and certain of its direct and indirect wholly owned subsidiaries (collectively with the Company, the “Debtors”) filed petitions for voluntary relief under chapter 11 of the United States Bankruptcy Code. For the duration of our Chapter 11 Cases, we plan to continue to operate our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. As a consequence of the commencement of the Chapter 11 Cases, our business and operations, and our continuation as a going concern, will be subject to the risks and uncertainties associated with Chapter 11 bankruptcy. These risks include, but are not limited to, the following:

•our ability to consummate the Restructuring Plan;

•our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintain strategic control as debtors-in-possession;

•delays in the Chapter 11 Cases,

•our ability to maintain our relationships with our suppliers, service providers, employees and other third parties;

•our ability to maintain other contracts that are critical to our operations;

•our ability to execute our business plan in the current depressed commodity price environment;

•our ability to retain key employees;

•the impact of third parties seeking to obtain court approval to terminate contracts and other agreements with us;

•Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of the Chapter 11 Cases in general; and

•the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Delays in our Chapter 11 Cases increase our costs associated with the bankruptcy process along with the risks of our being unable to reorganize our business and emerge from bankruptcy.

These risks and uncertainties could affect our business and operations in various ways. Pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. We cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 Cases will have on our business, financial condition, results of operations and cash flows.

Even if the Restructuring Plan is consummated, we will continue to face a number of risks, principally the degree to which oil prices remain at low levels, and if so, for what length of time, which is likely to depend on the extent and impact of the COVID-19 pandemic, plus our ability to reduce expenses, implement any strategic initiatives and generally maintain favorable relationships with and secure the confidence of our counterparties. Accordingly, we cannot give any assurance that the proposed financial restructuring will allow us to continue as a going concern.

The Chapter 11 Cases may have a material adverse impact on our business, financial condition, results of operations, and cash flows. In addition, delays in the Chapter 11 Cases may increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. For the duration of the Chapter 11 Cases, our management may be required to spend a significant amount of time and effort dealing with the restructuring instead of attending to our business operations. Bankruptcy Court protection and operating as debtors in possession also may make it more difficult to retain management and the key personnel necessary to our business. In addition, during the Chapter 11 Cases, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, which may cause, among other things, our suppliers, vendors, counterparties and service providers to renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us. Customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues and cash flow. In addition, delays in the Chapter 11 Cases or a prolonged Chapter 11 proceeding could adversely affect our relationships with customers, suppliers, service providers, and employees, among other third parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement the Restructuring Plan (or any other plan of reorganization). If we are unable to consummate the Restructuring Plan, we may be forced to liquidate our assets. In addition, the occurrence of the effective date of the Restructuring Plan is subject to certain conditions and requirements in addition to those described above that may not be satisfied.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses significantly impact our financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from the Chapter 11 Cases, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to the Restructuring Plan. We expect that we will be required to adopt the fresh start accounting rules, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets and our financial results after the application of fresh start accounting may be different from historical trends.

Upon our emergence from the Chapter 11 Cases, the composition of our board of directors may change significantly.

Under the Restructuring Plan, the composition of our board of directors will change significantly. Upon emergence, the board will be made up of five directors, including the Chief Executive Officer of the reorganized Company and four directors that will be designated by certain holders of the 11.25% Senior Notes. These four members of the board are new to the Company. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 Cases will have on our business, financial condition, results of operations and cash flows.

Even if the Restructuring Plan is consummated, we will continue to face a number of risks, including our ability to reduce expenses, implement any strategic initiatives and generally maintain favorable relationships with and secure the confidence of our counterparties. Accordingly, we cannot guarantee that the proposed financial restructuring will achieve our stated goals nor can we give any assurance of our ability to continue as a going concern.

Even if the Restructuring Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Restructuring Plan, or any other plan of reorganization, is consummated, we may continue to face a number of risks, such as further deterioration or other changes in economic conditions, changes in our industry, changes in demand for our products and services and increasing expenses. Accordingly, we cannot guarantee that the Plan, or any other plan of reorganization, will achieve our stated goals.

Furthermore, even if our debts are reduced through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms.

Operating under the Bankruptcy Court protection for a long period of time may harm our business

A long period of operations under the Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. A prolonged period of operating under Bankruptcy Court protection may also make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to the Restructuring Plan. Even once a Restructuring Plan is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 bankruptcy.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose before confirmation of the Restructuring Plan (i) would be subject to compromise and/or treatment under the Restructuring Plan and/or (ii) would be discharged in accordance with the terms of the Restructuring Plan. Any claims not ultimately discharged through the Restructuring Plan could be asserted against the reorganized entities and may have an adverse effect on their financial condition and results of operations on a post-reorganization basis.

The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

During the duration of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure, (ii) our ability to obtain adequate liquidity and financing sources, (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them, (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We have received notice of NASDAQ determining to commence proceedings to delist our common stock. Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.

As a consequence of the Chapter 11 Cases, on October 1, 2020, the Company was notified by NASDAQ that it had suspended trading in our common stock, effective immediately, and commenced proceedings to delist the our common stock from NASDAQ. Since October 12, 2020, our common stock has been quoted on the OTC Pink Open Market under the symbol “LONEQ.” In addition, on October 27, 2020, NASDAQ filed a Form 25 to delist and deregister our common stock that went into effect ten days after filing. We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future. These recent developments could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock.

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

In preparing this Form 10-Q for the quarter ended September 30, 2020, we identified a material weakness relating to the operating effectiveness of controls over significant and unusual transactions – specifically relating to restructuring-related matters. This error was identified and corrected prior to the filing of this Form 10-Q but could have resulted in a material misstatement of the financial statements. This error was the result of inadequate operating effectiveness of controls pertaining to the our review of its bankruptcy-related accounting and disclosures. As such, the deficiency represents a material weakness in the our internal control over financial reporting at September 30, 2020. Management is actively engaged in the planning for, and implementation of, remediation efforts to address this material weakness. The remediation plan includes (i) adequate attention to detail and review of accounting literature over review of significant and unusual transactions and disclosures and ii) additional training.

We may not be successful in remediating our most recent material weakness, and, even if we are successful, completion of remediation does not provide assurance that our internal controls will continue to operate effectively. If further material weaknesses are discovered, our financial statements could contain additional errors which, in turn, could lead to errors in our financial reports and/or delays in our financial reporting, which could require us to restate our operating results or cause our auditors to issue a qualified audit report. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes purchases of our Class A Common Stock during the third quarter of 2020:

	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares that May Yet Be Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2020	1,877	$0.47	—	—
August 2020	—	—	—	—
September 2020	—	—	—	—
Total	1,877		—
Stock repurchases during the third quarter of 2020 were made in connection with delivery by our employees of shares to us to satisfy their tax withholding requirements related to the vesting of restricted shares.

Item 3. Default under Credit Facility and 11.25% Senior Notes.

The commencement of a voluntary proceeding in bankruptcy constituted an immediate event of default under the Credit Facility (as defined below) and the indentures governing the Company’s 11.25% Senior Notes (as defined below), resulting in the automatic and immediate acceleration of the debt.

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

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
		Form	File No.	Exhibit
10.1	Twelfth Amendment to Credit Agreement	8-K	001-37670	10.1	5/11/20
10.2	Waiver and Thirteenth Amendment to Credit Agreement	8-K	001-37670	10.1	6/17/20
10.3	Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement	10-Q	001-37670	10.3	7/2/20
10.4†	Lonestar Resources US. Inc. Change in Control Severance Plan	10-Q	001-37670	10.4	7/2/20
10.5†	Lonestar Resources US Inc. Change in Control Severance Plan Eligibility Notification (Executive)	10-Q	001-37670	10.5	7/2/20
10.6	Forbearance Agreement	8-K	001-37670	10.1	8/3/20
10.7	Amendment No. 1 to the Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement	8-K	001-37670	10.2	8/3/20
10.8	Amendment No. 2 to the Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement	8-K	001-37670	10.1	8/21/20
10.9	Restructuring Support Agreement, dated September 14, 2020 by and among the Company, Lonestar Resources America Inc., each other direct and indirect wholly-owned, domestic subsidiary of the Company party thereto and the Consenting Creditors.	8-K	001-37670	10.1	9/14/20
0.0101	Joint Prepackaged Plan of Reorganization for Lonestar Resources US Inc. and Its Affiliate Debtors Under Chapter 11 of the Bankruptcy Code.	8-K	001-37670	10.1	11/12/20
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Accounting Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*    Filed herewith.
**    Furnished herewith
†    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONESTAR RESOURCES US INC.

November 19, 2020	/s/ Frank D. Bracken, III
Frank D. Bracken, III Chief Executive Officer

November 19, 2020	/s/ Jason N. Werth
Jason N. Werth Chief Accounting Officer