Form 10-K
period 2020-12-31
Lonestar Resources US Inc.
filed 2021-03-31
CIK 1661920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _________
Commission File Number 001-37670

Lonestar Resources US Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	81-0874035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Boland Street, Suite 301, Fort Worth, TX	76107
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (817) 921-1889

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock,par value $0.001	LONE	OTCQX Best Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of the registrant’s Class A voting common stock held by non-affiliates, based on the closing price of the registrant’s Class A voting common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.5 million.
The number of shares of the Registrant’s voting common stock outstanding as of March 24, 2021 was 10,000,149.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the Registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
1

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
2

Cautionary Statement Regarding Forward-Looking Statements
This annual report contains statements concerning our intentions, expectations, projections, assessments of risks, estimations, beliefs, plans or predictions for the future, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements regarding:
•our growth strategies;
•our ability to explore for and develop oil and gas resources successfully and economically;
•our drilling and completion techniques;
•our estimates and forecasts of the timing, number, profitability and other results of wells we expect to drill and other exploration activities;
•our estimates regarding timing and levels of production;
•changes in working capital requirements, reserves, and acreage;
•commodity price risk management activities and the impact on our average realized prices;
•anticipated trends in our business and industry;
•availability of pipeline connections and water disposal on economic terms;
•effects of competition on us;
•our future results of operations;
•profitability of drilling locations;
•our reputation as an operator and our relationships and contacts in the market
•our liquidity, our ability to continue as a going concern and our ability to finance our exploration and development activities, including accessibility of borrowings under our senior secured credit facility, our borrowing base, and the result of any borrowing base redetermination;
•our ability to maintain compliance with covenants and ratios under our senior secured credit facility;
•our planned expenditures, prospects and capital expenditure plan;
•future market conditions in the oil and gas industry;
•our ability to make, integrate and develop acquisitions and realize any expected benefits or effects of completed acquisitions;
•the benefits, effects, availability of and results of new and existing joint ventures and sales transactions;
•our ability to maintain a sound financial position;
•receipt of receivables, drilling carry and proceeds from sales;
•our ability to complete planned transactions on desirable terms;
•the impact of governmental regulation, taxes, market changes and world events; and

•global or national health concerns, including health epidemics such as the coronavirus outbreak beginning at the beginning of 2020.
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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. Please refer to Item 1A “Risk Factors” of this Form 10-K below for additional discussion of the risks summarized in this Risk Factors Summary.

Risks Related to the Oil and Natural Gas Industry and Our Business

•Oil, natural gas and NGL prices are volatile, and an extended decline in these prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

•The current outbreak of COVID-19 has adversely impacted our business, financial condition, liquidity and results of operations and is likely to have a continuing adverse impact for a significant period of time.

•Our future cash flows and results of operations are highly dependent on our ability to develop additional oil and natural gas resources, which involves high risk activities with many uncertainties.

•We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our oil and natural gas reserves with resulting adverse effects on our cash flow and liquidity.

•Operating hazards, natural disasters or other interruptions of our operations could result in potential liabilities and substantial losses, which may not be fully covered by our insurance.

•We may not adhere to our proposed drilling schedule and our identified drilling locations are subject to many uncertainties that could materially alter the occurrence or timing of their drilling.

•The unavailability or high cost of additional drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute our development plans within our budget and on a timely basis.

•Development of our estimated proved undeveloped reserves, or PUDs, may take longer than expected and may not be ultimately developed or produced. SEC rules could limit our ability to book additional PUDs in the future.

•Our producing properties are located in the Eagle Ford Shale of South Texas, making us vulnerable to risks associated with operating in one geographic area.

•Certain of our undeveloped leasehold assets and may not ultimately be developed or become commercially productive and are subject to leases that will expire over the next several years unless production is established or we extend the terms of such leases.

•Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate and any significant inaccuracies in these estimates could materially affect the actual quantities and present value of such reserves.

•We depend upon several significant customers for the sale of most of our crude oil, natural gas and NGL production.

•The present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves.

•We have incurred losses from operations for various periods since our inception and may continue to do so in the future.

•If crude oil and natural gas prices decrease, we may be required to write-down the carrying values of our crude oil and natural gas properties.

•Our inability to market our crude oil and natural gas could adversely affect our business.

•Increased costs of capital and general economic conditions could adversely affect our business and future growth.

•The crude oil and natural gas industry is intensely competitive and many of our competitors have resources that are greater than ours. In addition, we may not be able to keep pace with technological developments in our industry.

•We may incur losses as a result of title deficiencies.

•Changes in the differential between benchmark prices of crude oil and natural gas and the reference or regional index price used to price our actual crude oil and natural gas sales could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Financing, Investments and Indebtedness

•Any significant reduction in our borrowing base under the Credit Facility may negatively impact our ability to fund our operations.

•Our hedging transactions expose us to counterparty credit risk and our derivative activities could result in financial losses or reduce our income.

•Our level of indebtedness may increase, reducing our financial flexibility, and the terms of the Credit Facility may restrict our operations, particularly our ability to respond to changes or to take certain actions.

•We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under applicable debt instruments, which may not be successful.

Risks Related to Regulatory Matters

•If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

•Our operations are subject to health, safety and environmental laws and regulations that may expose us to significant costs and liabilities.

•Conservation measures and technological advances could reduce demand for crude oil, natural gas and NGLs.

•Our ability to produce crude oil and natural gas economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling operations or are unable to dispose of or recycle the water we use economically and in an environmentally safe manner.

•Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs while the physical effects of climate change could disrupt our production and cause us to incur significant costs.

•Recent federal legislation could have an adverse impact on our ability to use derivative instruments to reduce the effects of commodity prices, interest rates and other risks associated with our business.

Risks Related to Strategic Transactions

•We may be subject to risks in connection with acquisitions, and the integration of significant acquisitions may be difficult.

•We have elected not to be subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers.

•Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Risks Related to Our Emergence from Chapter 11 Bankruptcy

•We recently emerged from bankruptcy, which could adversely affect our business and relationships, and the composition of our board of directors changed significantly.

•Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and our adoption of fresh start accounting.

•Our ability to use our net operating loss carryforwards may be limited as a result of our emergence from bankruptcy.

Risks Related to Other General Factors

•The loss of any of our key personnel could adversely affect our financial condition, the results of operations and future growth.

•Acts of terrorism could have a material adverse effect on our financial condition, results of operations and cash flows.

•Our business could be negatively impacted by security threats, including cyber-security threats.

•Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders.

PART I
Item 1. Business.
General
Lonestar Resources US Inc., a Delaware Corporation, is an independent exploration and production company with 79.2 MMBOE of estimated proved oil and natural gas reserves as of December 31, 2020, of which 74% is oil and NGLs. Our operations are focused on the exploration, development and production of unconventional oil, natural gas liquids and natural gas in the Eagle Ford Shale (the "Eagle Ford") play in South Texas.
As the context may require, the “Company”,“ Lonestar”, “we”, “our” or similar words refer to (i) Lonestar Resources US Inc. (“the Successor”) after November 30, 2020. References to historical activities of the “Company” prior to November 30, 2020, refer to activities of Lonestar Resources US Inc. (“the Predecessor”).
As discussed further below, on September 30, 2020 (the “Petition Date”), Lonestar Resources US Inc. and 21 of its directly and indirectly owned subsidiaries (collectively, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors’ Chapter 11 cases were administered jointly under the caption In re Lonestar Resources US Inc., et al., Case No. 20-34805 (collectively, the “Chapter 11 Proceedings”). During the pendency of the Chapter 11 Proceedings, the debtors in the Chapter 11 Proceedings (the “Debtors”), operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company emerged from bankruptcy and went effective with its plan of reorganization on November 30, 2020 (the “Effective Date”).
Prior to the Effective Date, the Predecessor company's common shares had been publicly traded on the NASDAQ since 2016. In January 2021, the Successor company's common shares began trading on the OTCQX Best Market. Our corporate headquarters is located at 111 Boland Street, Suite 301, Fort Worth, Texas, 76107 and our phone number is 817-921-1889. At December 31, 2020 (Successor), we had 75 employees, 29 of whom were employed in field operations or at our field offices. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on or through our website, www.lonestarresources.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains a website, http://www.sec.gov, which contains periodic reports on Forms 8-K, 10-Q and 10-K filed with the SEC, along with other reports, proxy and information statements and other information filed by Lonestar.
Emergence from Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code
As noted above, on September 30, 2020, Lonestar Resources US Inc. and 21 of its directly and indirectly owned subsidiaries filed petitions for reorganization in a “prepackaged” voluntary bankruptcy under chapter 11 of the Bankruptcy Code. On November 12, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the chapter 11 plan of reorganization (the “Plan”) and approving the Disclosure Statement, and on November 30, 2020, the Plan became effective in accordance with its terms and the Company emerged from the Chapter 11 bankruptcy proceedings. In January 2021, the Successor's new common stock commenced trading on the OTCQX Best Market board under the ticker symbol "LONE". Key accomplishments of the Chapter 11 Restructuring include the following:

▪Eliminated approximately $390 million in aggregate debt obligations and preferred equity interests;
▪Reduced ongoing annual interest expense by over $28 million;
▪Significantly improved leverage ratios; and
▪Established a new $225 million senior secured credit facility and $60 million second-out term loan.
▪Adopted an amended and restated its certificate of incorporation and bylaws, which reserved for issuance 90,000,000 shares of common stock, par value $0.001 per share, (the “New Common Stock”) and 10,000,000 shares of preferred stock, par value $0.001 per share;
▪Appointed a new board of directors to replace the Predecessor's directors, consisting of four new independent members: Richard Burnett, Gary D. Packer, Andrei Verona and Eric Long, and one continuing member: Frank D. Bracken, III, Lonestar's Chief Executive Officer;
▪Provided for the following settlement of claims and interests in the Predecessor as follows:
•Holders of Prepetition RBL Claims received distributions of:
▪Cash in the amount of all accrued and unpaid interest;
▪A first-out senior secured revolving credit facility with total aggregate commitments of $225 million;

▪A second-out senior secured term loan credit facility in an amount equal to $60 million;
▪555,555 Tranche 1 warrants and 555,555 Tranche 2 warrants, reflecting up to a 10% ownership stake in the Successor company's equity interests;
▪Holders of Prepetition Notes Claims (as defined below) received distributions of a pro rata share of 96% of 10,000,149 shares of New Common Stock issued on the Effective Date, subject to dilution by a to-be-adopted management incentive plan (the "MIP") and the new warrants);
▪Holders of Predecessor preferred equity interests received distributions of a pro rata share of 3% of the New Common Stock in the Successor company (subject to dilution by the MIP and the new warrants); and
▪Holders of Predecessor Class A common stock received distributions of a pro rata share of 1% of the New Common Stock in the Successor company (subject to dilution by the MIP and new warrants).
▪General unsecured creditors were paid in full in cash.
For more information on the Chapter 11 Restructuring and related matters, refer to Note 2, Emergence from Voluntary Reorganization Under Chapter 11, and Note 10, Long-Term Debt, to the consolidated financial statements.
Fresh Start Accounting

Upon emergence from bankruptcy, we met the criteria and were required to adopt fresh start accounting in accordance with Accounting Standards Board Codification (“ASC”) Topic 852, Reorganizations, which on the Effective Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date. References to “Successor” re late to the financial position and results of operations of the Company subsequent to the Company’s emergence from bankruptcy on November 30, 2020, and references to “Predecessor” relate to the financial position and results of operations of the Company prior to, and including, November 30, 2020. In order to assist investors in understanding the comparability of our financial results for the applicable periods, we have provided certain comparative analysis on a combined basis, which management believes provides meaningful information to assist investors in understanding our financial results for the applicable period, but should not be considered in isolation, as a substitute for, or more meaningful than, independent results of the Predecessor and Successor periods for the year reported in accordance with GAAP.

Fresh start accounting requires that new fair values be established for the Company’s assets, liabilities and equity as of the date of emergence from bankruptcy, November 30, 2020, and therefore certain values and operational results of the consolidated financial statements subsequent to November 30, 2020 are not comparable to the Company’s consolidated financial statements prior to, and including November 30, 2020, principally due to the Effective Date re-evaluation of the fair value of our oil and natural gas properties, together with the conversion of $250 million of previously outstanding bond debt into new common stock in the Successor. The reorganization value derived from the range of enterprise values associated with the Plan was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their fair values. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor and may materially affect our results of operations in Successor reporting periods.
For more information on fresh start accounting, refer to Note 3, Fresh Start Accounting to the consolidated financial statements.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the ongoing COVID-19 coronavirus (“COVID-19”) outbreak a pandemic, and the President of the United States declared the COVID-19 pandemic a national emergency. The COVID-19 pandemic has caused a rapid and precipitous drop in oil demand, which worsened an already deteriorated oil market that followed the early-March 2020 failure by the group of oil producing nations known as OPEC+ to reach an agreement over proposed oil production cuts. Uncertainty about the duration of the COVID-19 pandemic and its resulting economic consequences has resulted in abnormally high worldwide inventories of produced oil. While oil prices as of late-March 2021 have improved to the low-$60s per barrel, which is significantly higher than the low points experienced during the second quarter of 2020, the concerns and uncertainties around the balance of supply and demand for oil are expected to continue for some time. Because the realized oil prices we received during 2020 were significantly reduced, our operating cash flow and liquidity were adversely affected.

Overview
We have accumulated approximately 72,529 gross (52,861 net) acres as of December 31, 2020 (Successor). We operate in one industry segment, which is the exploration, development and production of oil, natural gas liquids ("NGLs") and natural gas. Our current operational activities and consolidated revenues are generated from markets exclusively in the United States, and, as of December 31, 2020, we had no long-lived assets located outside the United States.
Our primary operational focus is on our Eagle Ford position in eleven Texas counties, and our properties in the Eagle Ford are divided into three distinct regions: the Western Eagle Ford (comprised of Dimmit, La Salle and Frio Counties), Central Eagle Ford (comprised of Gonzales, Karnes, Fayette, Wilson, DeWitt and Lavaca Counties) and Eastern Eagle Ford (comprised of Brazos and Robertson Counties). As of December 31, 2020 (Successor), we operated 97% of our Eagle Ford position and approximately 94% of our net acreage was held by production, or HBP. Third-party engineers have identified 240 gross (135 net) horizontal drilling locations on our Eagle Ford acreage.
We currently plan to invest the majority of our 2021 capital budget in the horizontal development of our Eagle Ford properties and have allocated between $45 million and $55 million to acquisition, drilling and completion activities to develop these assets. We have historically grown our Eagle Ford leasehold position through organic leasing activities, farm-ins, acquisitions, and other structures. We believe our management team’s extensive experience and our reputation as an operator in the basin provide us with relationships and contacts that could serve as a platform for expanded opportunities to grow our acreage footprint.
We seek to deploy advanced drilling, completion and production techniques across our unconventional acreage with a goal of minimizing completed well costs and maximizing per-well hydrocarbon recoveries. Increasingly, we utilize 3-D seismic imaging to plan our lateral programs while utilizing log-based petrophysical analysis to optimize our drilling targets within distinct horizons within the Eagle Ford section. We are also frequently drilling laterals in excess of 10,000 feet in an effort to maximize per-well recoveries and economic returns. Further, we are utilizing thru-bit logging in our laterals to design non-geometric completions which allow for the use of diverters while increasing proppant concentrations in an effort to make our fracture stimulations more effective. Additionally, we employ active choke management to optimize pressure drawdowns in an effort to maximize liquid hydrocarbon recoveries.
The following table presents summary data for each of our primary project areas as of December 31, 2020 (Successor):

	Gross Acreage	Net Acreage	Average Working Interest	Identified Drilling Locations (1)(2)		Producing Wells		Average Daily Production BOE/d	Capex 2021	Planned Wells (Gross) (3) 2021
				Gross	Net	Gross	Net
Eagle Ford
Western	16,761	14,770	88%	35	25	65	61	7,348	62%	4
Central	45,998	31,591	69%	168	91	186	138	6,007	38%	6
Eastern	9,770	6,500	67%	37	18	14	9	232	—%	—
Total	72,529	52,861	73%	240	134	265	208	13,587	100%	10
(1)Potential drilling locations are identified based on analysis of relevant geologic and engineering data. Our total identified drilling locations include 240 gross (134 net) locations that were associated with proved undeveloped reserves, or PUDs, as of December 31, 2020 (Successor). The remaining drilling locations were not associated with proved reserves as of December 31, 2020 (Successor), however, based on our analysis of our drilling results, the drilling results of offset operators and applicable geologic and engineering data, we believe these locations are prospective for development.
(2)The drilling locations on which we actually drill will depend on the availability of capital, regulatory approval, commodity prices, costs, actual drilling results and other factors. Any drilling activities we are able to conduct on these identified locations may not be successful and may not result in our adding additional proved reserves to our existing reserves. See Risk Factors. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill such locations.
(3)Planned Wells (Gross) represents our optimal planned drilling results based on our currently budgeted capital expenditures.

The following table presents the number of productive oil and gas wells attributable to the Company’s project areas as of December 31, 2020 (Successor):

	Oil Producing Wells		Gas Producing Wells		Total Producing Wells
	Gross	Net	Gross	Net	Gross	Net
Eagle Ford
Western	51	49	14	13	65	61
Central	166	118	20	19	186	138
Eastern	14	9	—	—	14	9
Total	231	176	34	32	265	208
Our Properties
Our Eagle Ford net production for the year ended December 31, 2020 was 13,587 BOE/d, comprised of 6,713 Bbls/d of oil, 3,142 Bbls/d of NGLs and 22,393 Mcf/d of natural gas, from 265 gross (208 net) producing wells. For the eleven months ended November 30, 2020 (Predecessor), net production was 13,744 BOE/d, comprised of 6,772 Bbls/d of oil, 3,169 Bbls/d of NGLs and 22,816 Mcf/d of natural gas. For the one month ended December 31, 2020 (Successor), net production was 11,896 BOE/d, comprised of 6,075 Bbls/d of oil, 2,851 Bbls/d of NGLs, and 17,817 Mcf/d of natural gas.
In March 2019 (Predecessor), we sold our Pirate assets in Wilson County for $12.3 million, before closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date and were producing approximately 200 BOE/d.
As of December 31, 2020 (Successor), according to our reserve report, our Eagle Ford properties had proved reserves of 79.2 MMBOE, of which 74% was crude oil and NGLs and 37% was proved developed producing, or PDP. The Standardized Measure of our proved reserves as of December 31, 2020 was $330.3 million, and the PV-10(1) of our proved reserves as of December 31, 2020 (Successor) was $366.0 million using SEC pricing, and 61% of such PV-10 was PDP. See Oil and Natural Gas Data below for more information.
Third-party engineers have identified 240 gross (134 net) horizontal drilling locations on our acreage, of which 66% are expected to be drilled using lateral lengths of or greater than 7,000 feet and 31% are expected to be drilled using lateral lengths of or greater than 10,000 feet.
Western Eagle Ford. As of December 31, 2020 (Successor), our Western Eagle Ford region was comprised of 16,761 gross (14,770 net) acres in Dimmit, La Salle and Frio Counties. As of December 31, 2020 (Successor), we operated 100% of this acreage, and approximately 89% of this net acreage was HBP. We plan on allocating 62% of our 2021 capital budget to our Western Eagle Ford acreage.
Central Eagle Ford. Our Central Eagle Ford region, as of December 31, 2020 (Successor), was comprised of 45,998 gross (31,591 net) acres in Gonzales, Karnes, Fayette and Wilson Counties. As of December 31, 2020 (Successor), we operated 90% of this acreage, and approximately 95% of this net acreage was HBP. We plan on allocating 38% of our 2021 capital budget to this area.
Eastern Eagle Ford. Our Eastern Eagle Ford region, as of December 31, 2020 (Successor), was comprised of 9,770 gross (6,500 net) acres in Brazos and Robertson Counties. 100% of this net acreage was HBP, and as of December 31, 2020 (Successor), we operated 97% of this acreage. We do not plan on allocating any of our 2021 capital budget to our Eastern Eagle Ford acreage.
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

Business Strategies
Our primary business objective is to increase reserves, production and cash flows at attractive rates of return on invested capital. We are focused on exploiting long-lived, unconventional oil, NGLs and natural gas reserves from the Eagle Ford Shale in South Texas. Key elements of our business strategy include:
•Develop our Eagle Ford leasehold positions. We intend to continue developing our acreage position to maximize the value of our resource potential and generate returns for our stockholders through continuing to utilize best-in-class drilling and completion techniques at the lowest possible costs. Through the conversion of our resource base to developed reserves, we will seek to increase our production and cash flow, thereby increasing the value of our reserves. As of December 31, 2020 (Successor), we were producing from 265 gross (208 net) Eagle Ford wells and we intend to deploy all our capital budget for 2021 on the development of our Eagle Ford acreage.
•Pursue organic leasing, strategic acquisitions, and other structures to continue to develop and grow our production and leasehold position. We believe that we will be able to continue to identify and acquire additional acreage and producing assets in the Eagle Ford. By leveraging our longstanding relationships in this area, we intend to expand our Eagle Ford Shale acreage. We also intend to continue to find creative ways to fund our continued development while maintaining financial discipline and seeking to maximize returns from our projects. We have successfully used farm-ins and drilling commitments as means of adding prospective Eagle Ford acreage by committing to drilling activity as opposed to deploying capital with lease acquisition costs.
•Leverage our extensive operational expertise and concentration of our operating areas to reduce costs and enhance returns. We are focused on continuously improving our operating measures. We intend to leverage the magnitude and concentration of our acreage within the Eagle Ford in our operating areas, as well as our experience within our areas of operation to capture economies of scale, including multiple-well pad drilling, and utilizing centralized production and fluid-handling facilities. Our management and operating team has significant industry and operating experience, and it regularly evaluates our operating measures against those of other operators in our area in order to improve our performance and identify additional opportunities to optimize our drilling and completion techniques and make informed decisions about our capital expenditure program and drilling activity.
•Maintain operational control over our drilling and completion operations. We operate 97% of the Eagle Ford wells in which we have a working interest and intend to maintain a high degree of operational control over substantially all of our producing locations. We believe that continuing to exercise a high degree of control over our acreage position will provide us with flexibility to manage our drilling program and optimize our returns and profitability.
•Maintain and enhance financial liquidity and flexibility. We intend to execute a capital program which is funded from cash flow from operations while generating meaningful free cash flow which will be primarily dedicated to the repayment of debt. Furthermore, we intend to continue to employ a hedging strategy on our PDP production to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in oil, NGLs and natural gas prices. We regularly assess the futures markets for opportunities to enter into additional hedging contracts. Generally, we have entered into additional hedges when we believe that they are additive to our borrowing base and/or lock-in rates of return which exceed our hurdle rates. Further, we have strived to enter into unique and strategically-effective arrangements to reduce our outstanding indebtedness and improve our financial liquidity. We intend to continue to seek out such opportunities to improve our balance sheet and financial flexibility.

Our Competitive Strengths
We possess a number of competitive strengths that we believe will allow us to successfully execute our business strategies.
•Geographic focus in one of North America’s leading unconventional oil plays. We have assembled a leasehold position of 52,861 net acres in the Eagle Ford as of December 31, 2020 (Successor). Our production has access to expansive pipeline transportation infrastructure which allows us to sell our crude oil, NGL’s and natural gas into markets garnering superior pricing. Furthermore, we benefit from readily available energy services. These advantages, combined with a prolific hydrocarbon resource, generates one of the higher rates of return among such formations in North America. In addition to leveraging our technical expertise in our project areas, our geographically-concentrated acreage position allows us to establish economies of scale with respect to drilling, production, operating and administrative costs. Based on our drilling and production results and well-established offset operator activity in and around our project areas, we believe there are relatively low geologic risks and ample repeatable drilling opportunities across our core operating areas in the Eagle Ford where we have devoted all of our 2021 drilling capital budget.
•Experienced management team. Our top eight executives average over 30 years of industry experience. We have assembled what we believe to be a strong technical staff of geoscientists, field operations managers and engineers with significant experience drilling horizontal wells including fracture stimulation of unconventional formations, which has resulted in reserve and production growth. In addition, our management team has extensive expertise and operational experience in the oil and natural gas industry with a proven track record of successfully negotiating, executing and integrating acquisitions. Members of our management team have previously held positions with major and large independent oil and natural gas companies.
•Demonstrated ability to increase acreage position and drive growth of oil production and reserves. We have increased our Eagle Ford net acreage by over fourteen times, from 3,710 net acres in 2011 (Predecessor) to 52,861 net acres as of December 31, 2020 (Successor). We placed 10 gross (8.4 net) and 17 gross (15.7 net) Eagle Ford wells onstream during 2020 and 2019, respectively. We had a total of 265 gross (208 net) producing wells in the Eagle Ford, as of December 31, 2020 (Successor). Our average total production for 2020 was 13,587 BOE/d, all of which was from the Eagle Ford. We believe the location and concentration of our project areas within the Eagle Ford provide us an opportunity to continue to increase production, lower costs and further delineate our proved reserves.
•Demonstrated ability to adapt and employ leading drilling and completion techniques. We are focused on enhancing our drilling, completion and production techniques to maximize recovery of hydrocarbons. Industry techniques, with respect to drilling and completion, have significantly evolved over the past several years, resulting in increased initial production rates and recoverable hydrocarbons per well through the implementation of longer laterals and more tightly-spaced fracture stimulation stages. We continuously evaluate industry results and methods and monitor the results of other operators to improve our operating practices, and we expect that our drilling and completion techniques will continue to improve and evolve. We have demonstrated a track record of innovation and operational improvement in the past through our partnership with Schlumberger, the Geo-Engineered Completion Alliance (“GECA”). This Alliance utilized a variety of technologies intended to focus our wells in precise, optimal intervals of the Eagle Ford and utilize analysis of advanced logs run through the laterals to assist in the design of non-geometric fracture stimulation stages, which in combination with diverters, were intended to stimulate a greater percentage of the lateral on a cost-effective basis. We continue to use these technologies which can be provided by several energy service companies.
•Multi-year drilling inventory in existing and emerging resource plays. Third-party engineers have identified 240 gross (134 net) horizontal drilling locations on our Eagle Ford acreage. As of December 31, 2020 (Successor), these identified drilling locations included 117 gross (109 net) locations to which we have assigned proved undeveloped reserves. We believe our acreage is prospective for additional locations and plan to continue evaluating this acreage and monitoring industry activity in order to maximize our efficiency in developing this acreage. Furthermore, we are evaluating our acreage to identify and develop additional locations across our portfolio as we evaluate down-spacing in the Eagle Ford and accessing other stratigraphic horizons that lie above and below the Eagle Ford, such as the Austin Chalk, Buda, Georgetown, Woodbine and Wilcox formations. We believe our multi-year drilling inventory and exploration portfolio will help provide near-term growth in our production and reserves and highlight the long-term resource potential across our asset base.

•Low lease operating expenses. Our vigilant attention to costs combined with the geographic concentration of our assets allows us to operate our Eagle Ford acreage at low cash operating costs. For the year eleven months ended November 30, 2020 (Predecessor) and month ended December 31, 2020 (Successor), our total field operating expenses (including lease operating' gas gathering, processing and transportation; production taxes and ad valorem taxes) totaled $6.90 and $7.19 per BOE, respectively, in our project areas.
•Hedging position. As of March 29, 2021 (Successor), we had oil derivative contracts in place for 2021 covering approximately 5,255 Bbls/d at an average price of $45.17 per Bbl. In addition, we currently have oil derivative contracts in place for 2022 consisting of 3,062 Bbls/d at an average price of $47.03 per Bbl. As of March 29, 2021 (Successor), we also had derivative contracts to hedge our 2021 natural gas production covering 13,251 MMBtu/d at a weighted average price of $3.02 per MMBtu. In addition, we currently have natural gas derivative contracts in place for 2022 consisting of 6,233 MMBtu/d at a weighted average price of $2.77 per MMBtu. We believe that these hedges help mitigate our exposure to oil and natural gas price volatility.
Oil and Natural Gas Data
Estimated Proved Reserves
The following table presents estimated net proved oil, NGLs and natural gas reserves attributable to our properties and the Standardized Measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2020 (Successor) and 2019 (Predecessor). We employ a technical staff of engineers and geoscientists that perform technical analysis of each producing well and undeveloped location. The staff uses industry-accepted practices to estimate, with reasonable certainty, the economically producible oil and gas reserves. The practices for estimating hydrocarbons-in-place include, but are not limited to, mapping, seismic interpretation, core analysis, log analysis, mechanical properties of formations, thermal maturity, well testing and flowing bottom-hole pressure analysis. We employ an independent petroleum engineer to estimate 100% of our proved reserves. The data below is based on our reserve report prepared by W.D. Von Gonten & Co. The Standardized Measure and PV-10 amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Estimated Proved Reserves(1)
Oil (MBbls)	39,054	49,808
NGLs (MBbls)	19,495	24,862
Natural Gas (MMcf)	124,050	155,871
Total Estimated Proved Reserves (MBOE)(2)	79,224	100,648
Estimated Proved Developed Reserves
Oil (MBbls)	14,489	15,945
NGLs (MBbls)	7,350	8,300
Natural Gas (MMcf)	47,087	52,605
Total Estimated Proved Developed Reserves (MBOE)(2)	29,686	33,012
Estimated Proved Undeveloped Reserves
Oil (MBbls)	24,565	33,863
NGLs (MBbls)	12,145	16,562
Natural Gas (MMcf)	76,963	103,266
Total Estimated Proved Undeveloped Reserves (MBOE)(2)	49,538	67,636
Standardized Measure (millions)(3)	$330.3	$738.8
PV-10 (millions)(4)	$366.0	$834.2
Oil and Gas Prices Used(1) :
Oil — NYMEX-WTI per Bbl	$39.57	$55.69
Natural Gas — NYMEX-Henry Hub per MMBtu	1.99	2.58

(1)Our estimated net proved reserves and related Standardized Measure were determined using index prices for crude oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of our properties. The prices are based on the average prices during the 12-month period prior to the ending date of the period covered, determined as the unweighted arithmetic average of the prices in effect on the first day of the month for each month within such period, unless prices were defined by contractual arrangements, before they are adjusted, by lease, for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price realized at the wellhead. NGL pricing used was approximately 27% of corresponding crude oil prices.
(2)One BOE is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an industry-standard approximate energy equivalency. This is a physical correlation and does not reflect a value or price relationship between the commodities.
(3)Standardized Measure is calculated in accordance with Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities — Oil and Gas.
(4)PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows and using the unweighted arithmetic average of the first-day-of-the-month price for each of the preceding twelve months (or constantly flat using the base commodity prices given for the flat pricing case). PV-10 differs from the Standardized Measure because it does not include the effect of future income taxes. See below for a reconciliation of Standardized Measure to our PV-10.
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
The following table provides a reconciliation of the Standardized Measure to PV-10:

	Successor	Predecessor
In millions	December 31, 2020	December 31, 2019
Standardized measure of discounted future net cash flows (GAAP measure)	$330.3	$738.8
Discounted estimated future income taxes	35.7	95.4
PV-10 (Non-GAAP measure)	$366.0	$834.2

Reconciliation of Proved Reserves
Our proved developed oil and natural gas reserves decreased from 33.0 MMBOE at December 31, 2019 (Predecessor), to 29.7 MMBOE at December 31, 2020 (Successor), primarily due production and revisions to prior estimates partially offset by the conversion of proved undeveloped to proved developed through our drilling program, which brought 10 gross wells online during 2020 and added 3.9 MMBOE of proved reserves. Our proved developed oil and natural gas reserves experienced negative revisions of 2.1 MMBOE primarily due to reductions caused by lower SEC pricing.

Proved Developed Reserves (MBOE)
As of December 31, 2019 (Predecessor)	33,012
Extensions and discoveries	—
Conversion of proved undeveloped to proved developed	3,872
Sales of minerals in place	(134)
Revisions of prior estimates	(2,091)
Production	(4,973)
As of December 31, 2020 (Successor)	29,686
Development of Proved Undeveloped Reserves
At December 31, 2020 (Successor), our proved undeveloped reserves were approximately 49.5 MMBOE, an decrease of approximately 18.1 MMBOE from our December 31, 2019 (Predecessor) estimated proved undeveloped reserves of approximately 67.6 MMBOE. In 2020, we added proved undeveloped reserves of 6.0 MMBOE as a result of drilling and completion activities, approximately 3.9 MMBOE of proved undeveloped reserves were converted to proved developed reserves as a result of drilling and completion activities during the year and 19.2 MMBOE of reserves were removed from our proved undeveloped reserves as a result of revisions in estimates from 2019. Revisions of previous estimates were primarily cause by the reclassification of wells due to the decrease in SEC pricing.
All PUD drilling locations are scheduled to be drilled prior to the end of 2025. The timing of our development schedule correlates with the projected increase in our production and the anticipated resulting free cash flow over the next five years.

Proved Undeveloped Reserves (MBOE)
As of December 31, 2019 (Predecessor)	67,636
Extensions and Discoveries	6,016
Conversion of proved undeveloped to proved developed	(3,872)
Sales of minerals in place	(1,076)
Revisions to prior estimates	(19,166)
As of December 31, 2020 (Successor)	49,538
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
Internal Controls Over Reserves Estimation Process
Our estimated reserves at December 31, 2020 (Successor) and 2019 (Predecessor) were prepared by W.D. Von Gonten & Co., independent reserve engineers. We expect to continue to have our reserve estimates prepared annually by our independent reserve engineers. Our internal professional staff works closely with W.D. Von Gonten & Co. to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. All of the production, expense and well-ownership information, maintained in our reserve engineering database, is provided to our independent engineers. In addition, we provide such engineers other pertinent data, such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures, pricing differentials and relevant economic criteria, including lease operating statements. We make all requested information, as well as our pertinent personnel, available to our independent engineers in connection with their evaluation of our reserves. Year-end reserve estimates are reviewed by our Vice President-Reservoir Engineering, Chief Operating Officer, Chief Executive Officer and other senior management, and revisions are communicated to our board of directors.

Oil and Natural Gas Production Prices and Costs
Production, Revenues and Price History
The following table sets forth information regarding net production of oil, NGLs and natural gas and certain price and cost information attributable to our properties:

	Successor	Predecessor
	Month ended December 31, 2020	Eleven Months ended November 30, 2020	Year ended December 31, 2019
Production
Oil (Bbls/day):
Western	2,678	2,559	2,840
Central	3,302	4,073	4,362
Eastern	94	140	173
Total Eagle Ford	6,075	6,772	7,375
NGLs (Bbls/day)
Western	2,107	2,145	2,349
Central	718	969	1,330
Eastern	26	55	70
Total Eagle Ford	2,851	3,169	3,749
Natural Gas (Mcf/day)
Western	13,088	16,077	15,465
Central	4,612	6,468	8,577
Eastern	117	271	333
Total Eagle Ford	17,817	22,816	24,375
Average daily production (BOE/d)	11,896	13,744	15,187
Average realized prices
Oil ($/Bbl)	$43.08	$35.37	$58.64
NGLs ($/Bbl)	12.25	9.40	11.45
Natural Gas ($/Mcf)	3.09	1.98	2.43
Operating expenses per BOE
Lease operating	$3.85	$4.44	$5.76
Gas gathering, processing and transportation	1.25	1.34	0.84
Production and ad valorem taxes	1.81	1.41	2.01
Depreciation, depletion and amortization	5.68	15.23	15.99

Drilling Activity
The following table sets forth our operated and non-operated drilling activity for the years ended December 31, 2020 and 2019. As of December 31, 2020, we had three wells that were drilled but uncompleted:

	Year ended December 31,
	2020		2019
	Gross	Net	Gross	Net
Development Wells:
Productive	7.0	5.4	14.0	13.2
Dry	—	—	—	—
Exploratory Wells:
Productive	3.0	3.0	3.0	2.5
Dry	—	—	—	—
Total Wells:
Productive	10.0	8.4	17.0	15.7
Dry	—	—	—	—
Oil and Gas Acreage
The following table sets forth our acreage position in the Eagle Ford at December 31, 2020 (Successor):

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Western region	7,244	6,726	9,516	8,044	16,760	14,770
Central region	16,474	11,913	29,525	19,678	45,999	31,591
Eastern region	2,185	1,429	7,585	5,071	9,770	6,500
Total	25,903	20,068	46,626	32,793	72,529	52,861
The percentage of our net undeveloped acreage that is subject to expiration over the next three years, if not renewed, is approximately 2% (528 acres) in 2021, 4% (1,216 acres) in 2022 and 5% (1,559 acres) in 2023.
General
We operate 97% of the Eagle Ford wells in which we have a working interest and intend to maintain a high degree of operational control over substantially all of our producing locations. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. Independent contractors, engaged by us, provide all of the equipment and personnel associated with these activities. We employ petroleum engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.
Marketing and Customers
Oil and natural gas sales are made on a day-to-day basis or under short-term contracts at the current area market price. We would not expect the loss of any single purchaser to have a material adverse effect upon our operations; however, the loss of a large single purchaser could potentially reduce the competition for our oil and natural gas production, which in turn could negatively impact the prices we receive. For the month ended December 31, 2020 (Successor), three purchasers accounted for 10% or more of our oil and natural gas revenues: Ace Gathering Inc. (31%), Texla Energy Management Inc. (24%) and Enterprise Crude Oil, LLC (24%), and for the eleven months ended November 30, 2020 (Predecessor), five purchasers accounted for 10% or more of our oil and natural gas revenues: Enterprise Crude Oil, LLC (23%), Texla Energy Management Inc. (22%), Ace Gathering Inc. (21%), NGL Crude Logistics, LLC (14%) and Shell Trading Company (US) Company (10%). For the year ended December 31, 2019 (Predecessor), six purchasers accounted for 10% or more of our oil and natural gas revenues: Shell Trading (US) Company (23%), Texla Energy Management (17%), Enterprise Crude Oil LLC (16%), Ace Gathering, Inc. (14%), GulfMark Energy, Inc. (13%) and NGL Crude Logistics LLC (10%).

Our ability to market oil and natural gas depends on many factors beyond our control, including the extent of domestic production and imports of oil and natural gas, available oil storage at Cushing, Oklahoma, and other inventory hubs, the proximity of our oil and natural gas production to pipelines and corresponding markets, the available capacity in such pipelines, the demand for oil and natural gas, the effects of weather, and the effects of state and federal regulation. There is no assurance that we will always be able to market all of our production or obtain favorable prices.
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
Competition
We operate in a highly competitive environment for leasing and acquiring properties and in securing trained personnel. Our competitors include major and independent oil and natural gas companies that operate in our project areas. These competitors include, but are not limited to, Chesapeake Energy Corporation, EP Energy Corporation, EOG Resources, Inc., Magnolia Oil & Gas Corporation, Marathon Oil Corporation, SilverBow Resources, Inc. Penn Virginia Corporation and Sundance Energy, Inc. Many of our competitors have substantially greater financial, technical and personnel resources than we do, which can be particularly important in the areas in which we operate. As a result, our competitors may be able to pay more for productive crude oil and natural gas properties and exploratory prospects, as well as evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional properties and to find and develop reserves will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. We are also affected by the competition for and the availability of equipment, including drilling rigs and completion equipment. We are unable to predict when, or if, shortages of such equipment may occur or how they would affect our development and exploitation programs.
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

Oil and Natural Gas Leases
The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any well drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties predominately range from 20.0% to 25.0% resulting in a net revenue interest to us ranging from 75.0% to 80.0%.
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
Regulation of Sales and Transportation of Oil
Our sales of oil are affected by the availability, terms and cost of transportation. Interstate transportation of oil by pipeline is regulated by FERC pursuant to the Interstate Commerce Act of 1887 (“ICA”), the Energy Policy Act of 1992 (“EPAct”), and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport oil and refined products (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. The EPAct deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA, which are commonly referred to as “grandfathered rates.” Pursuant to the EPAct, FERC also adopted a generally applicable rate-making methodology, which, as currently in effect, allows petroleum pipelines to change their rates provided they do not exceed prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods (“PPI”), plus 1.3%. For the five-year period beginning July 1, 2016, the index is PPI plus 1.23%. In December 2020, FERC issued an order establishing an index level of PPI plus 0.78% for the five-year period commencing July 1, 2021.
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
FERC regulates interstate natural gas transportation rates and terms and conditions of service, which affect the marketing of natural gas that we produce as well as the revenues we receive for sales of our natural gas. Since 1985, FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Beginning in 1992, FERC issued a series of orders, beginning with Order No. 636, to implement its open access policies. As a result, the interstate pipelines’ traditional role of providing the sale and transportation of natural gas as a single service has been eliminated and replaced by a structure under which pipelines provide transportation and storage service on an open access basis to others that buy and sell natural gas. Although FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.
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
Uncertainty about the future course of regulation exists because of the recent change in U.S. presidential administrations. In January 2021, the current administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies. As a result, it is unclear the degree to which certain recent regulatory developments may be modified or rescinded. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases (“Working Group”), which is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” Final recommendations from the Working Group are due no later than January 2022. Further regulation of air emissions, as well as uncertainty regarding the future course of regulation, could eventually reduce the demand for oil and natural gas. Also in January 2021, the current administration issued an executive order focused on addressing climate change (the 2021 Climate Change Executive Order). Among other things, the 2021 Climate Change Executive Order directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands or in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate action, to account for corresponding climate costs. The 2021 Climate Change Executive Order also directs the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. Legal challenges to the suspension have already been filed and are currently pending.
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
We also generate solid and hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. The RCRA imposes requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of our operations we generate petroleum hydrocarbon wastes and ordinary industrial wastes that may be regulated as hazardous wastes. The RCRA regulations specifically exclude from the definition of hazardous waste drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil, natural gas or geothermal energy. Following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, the EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016. Under the decree, the EPA was required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. After undertaking its review, the EPA signed a determination in 2019 concluding that it does not need to regulate oil and gas exploration and production wastes, and specifically “drilling fluids, produced waters, and other wastes associated with the exploration, development or production of oil, gas or geothermal energy,” because the states are adequately regulating such wastes under the Subtitle D provisions of the RCRA. However, a loss of the RCRA exclusion for drilling fluids, produced waters and related wastes in the future could result in an increase in our costs and drilling operations to manage and dispose of generated wastes and a corresponding decrease in their drilling operations, which developments could have a material adverse effect on our business. In addition, legislation has been proposed in Congress from time to time that would reclassify certain natural gas and oil exploration and production wastes as “hazardous wastes,” which would make the reclassified wastes subject to much more stringent handling, disposal and cleanup requirements. No such effort has been successful to date.
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
In May 2015, the EPA issued final rules attempting to clarify the federal jurisdictional reach over “waters of the United States” (the “WOTUS Rule”). In November 2017, the EPA and the Army Corps of Engineers issued a notice to rescind the WOTUS Rule and re-codify the regulatory text that existed prior to 2015 defining “water of the United States.” The EPA and the Army Corps of Engineers formally repealed the rule in September 2019. In January 2020, the Trump administration published a final replacement rule, called the Navigable Waters Protection Rule, that purports to expressly define which categories or water may be federally regulated under the CWA. A federal district court issued a preliminary injunction preventing the Navigable Waters Protection Rule from taking effect in Colorado, but the rule is otherwise effective in every other state. The rule is currently under review by the administration, and additional litigation and administrative proceedings are expected in the future. In addition, in April 2020, the U.S. Supreme Court issued a decision finding that point source discharges to navigable waters through groundwater are subject to regulation under the Clean Water Act. The U.S. Supreme Court specifically held that the Clean Water Act requires a permit if the addition of the pollutants through groundwater is the “functional equivalent” of a direct discharge from the point source into navigable waters. As such, uncertainty remains with respect to the scope of the federal government’s jurisdiction under the CWA. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as other enforcement mechanisms for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.
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

In June 2016, the EPA published final rules establishing new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The EPA’s final rules include the NSPS at Subpart OOOOa to limit methane emissions from equipment and processes across the oil and natural gas source category. The rules also extend limitations on VOC emissions to sources that were unregulated under the previous NSPS at Subpart OOOO. Affected methane and VOC sources include hydraulically fractured (or re-fractured) oil and natural gas well completions, fugitive emissions from well sites and compressors, and pneumatic pumps. In September 2018, the EPA proposed further amendments that would reduce the 2016 Subpart OOOOa standards’ fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. Various industry and environmental groups have separately challenged both the original 2016 Subpart OOOOa standards and the EPA’s attempts to delay the implementation of the rule. In May 2016, the EPA also announced its intention to impose methane emission standards for existing sources, and in February 2018, new standards for methane emission from oil and gas wells were proposed by the Trump Administration. In September 2020, the EPA finalized amendments to the NSPS that removed the transmission and storage segments from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, as discussed above, the current administration issued an executive order in January 2021 that called on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding the deregulatory amendments by September 2021. As a result, we cannot predict the scope of any final methane regulatory requirements or the costs of complying with such requirements. The EPA also finalized separate rules under the CAA in June 2016 regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities (such as tank batteries and compressor stations), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. In addition, in October 2015, the EPA issued a final rule under the CAA, lowering the NAAQS for ground-level ozone from the current standard of 75 ppb for the current 8-hour primary and secondary ozone standards to 70 ppb for both standards. The final rule became effective on December 28, 2015 and was challenged in courts. The D.C. Circuit struck down parts of the rule in February 2018. In April 2018 and July 2018, the EPA issued area designations for all areas not addressed in the previous rule. States with moderate or high nonattainment areas must submit state implementation plans to EPA by October 2021. States are expected to implement more stringent permitting and pollution control requirements as a result of the final rule, which could apply to our operations.
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
Regulation of GHG Emissions
Climate and related energy policy, laws and regulations could change quickly, and substantial uncertainty exists about the nature of many potential developments that could impact the sources and uses of energy. In December 2015, the United States and 194 other countries adopted the Paris Agreement, committing to work towards limiting global warming and agreeing to a monitoring and review process of GHG emissions. On June 1, 2017, President Trump announced that the United States planned to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or establish a new framework agreement. President Trump formally initiated the withdrawal process in November 2019, which resulted in an effective exit date of November 2020. However, the Biden administration issued the aforementioned 2021 Climate Change Executive Order that, among other things, commenced the process for the U.S. reentering the Paris Agreement. The U.S. officially rejoined the Paris Agreement on February 19, 2021.
The 2021 Climate Change Executive Order also directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands or in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate action, to account for corresponding climate costs. The 2021 Climate Change Executive Order also directs the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. Legal challenges to the suspension have already been filed and are currently pending. The administration’s other January 2021 executive order established a Working Group to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” Final recommendations from the Working Group are due no later than January 2022.

The EPA requires the reporting of GHGs from specified large GHG emission sources, including GHGs from petroleum and natural gas systems that emit more than 25,000 tons of GHGs per year. Reporting is required from onshore and offshore petroleum and natural gas production, natural gas processing, transmission and distribution, underground natural gas storage and liquefied natural gas import, export and storage. In addition, almost one-half of the states have taken actions to monitor and/or reduce emissions of GHGs, including obligations on utilities to purchase renewable energy and GHG cap and trade programs. Although most of the state level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future.
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
Hydraulic Fracturing Activities
The federal Safe Drinking Water Act (“SDWA”) and comparable state statutes may restrict the disposal, treatment or release of water produced or used during crude oil and natural gas development. Subsurface emplacement of fluids (including disposal wells) is governed by federal or state regulatory authorities that, in some cases, include the state oil and gas regulatory authority or the state’s environmental authority. We utilize hydraulic fracturing in our operations as a means of maximizing the productivity of our wells and operate saltwater disposal wells to dispose of produced water. The EPAct amended the Underground Injection Control (“UIC”) provisions of the SDWA to expressly exclude hydraulic fracturing without diesel additives from the definition of “underground injection.” However, the U.S. Senate and House of Representatives have considered several bills in recent years to end this exemption, as well as other exemptions for crude oil and gas activities under U.S. environmental laws.
Federal agencies have also begun to directly regulate hydraulic fracturing. The EPA has asserted federal regulatory authority over, and issued permitting guidance for, hydraulic fracturing involving diesel additives under the SDWA’s UIC Program. As a result, service providers or companies that use diesel products in the hydraulic fracturing process are expected to be subject to additional permitting requirements or enforcement actions under the SDWA. The EPA has also issued CAA regulations relevant to hydraulic fracturing in 2012, including the NSPS for VOC and SO2 emissions with expanded applicability to natural gas operations and new national emission standards for hazardous air pollutants standards for air toxics (although the Trump Administration has indicated an intent to review this rule). Also, in June 2016, the EPA finalized rules to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. These regulatory developments are indicative of increasing federal regulatory activity related to hydraulic fracturing, which has the potential to create additional permitting, technology, recordkeeping and site study requirements, among others, for our business. In addition, federal agencies have started to assert regulatory authority over the process. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. The U.S. Bureau of Land Management (the “BLM”) developed comprehensive regulations for hydraulic fracturing on federal land in 2015 that were subject to extensive litigation challenges. In December 2017, the BLM filed notice that it was withdrawing the rules. The State of California and environmental groups filed a lawsuit against BLM seeking to enforce the rules and such litigation is ongoing.

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
We have not experienced any material adverse effect from compliance with environmental requirements; however, there is no assurance that this will continue. We did not have any material capital or other nonrecurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2020, nor do we anticipate that such expenditures will be material in 2021.
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
Employees
As of December 31, 2020 (Successor), we had 75 employees, including 14 engineers and geoscientists, 11 land professionals and 29 field operating personnel. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.
We, as a company and as individuals, believe in “doing the right thing” and being passionate about our work with the goal that we all succeed together (including our employees, contractors, shareholders and the communities in which we operate). We also believe that great people and great assets create great opportunity, and these core values inform how we think about our business.
Compensation and benefits
We seek to provide fair, competitive compensation and comprehensive benefits to our employees. To ensure alignment with our short- and long-term objectives, our compensation programs consist of base pay, short-term incentives and long-term incentives, including stock grants. Our wide array of benefits include retirement plan dollar matching, health insurance for employees and their families, income protection and disability coverage, paid time off, wellness resources including exercise facilities, and financial wellness tools and resources.We invest in leadership training and professional development programs that will enable our employees to reach their potential and perform at their best.

Diversity and inclusion

We recognize that a diverse workforce provides the best opportunity to obtain unique perspectives, experiences and ideas to help our business succeed, and we are committed to providing a diverse and inclusive workplace to attract and retain talented employees. We maintain a work culture that treats all employees fairly and with respect, promotes inclusivity, and provides equal opportunities for the professional growth and advancement based on merit. Our Code of Business Conduct and Ethics prohibits discrimination or harassment against any employee or applicant on the basis of race, color, gender, religion, age, national origin, citizenship status, military service or veteran status, sexual orientation or disability. In addition, we seek business partners who do not engage in prohibited discrimination in hiring or in their employment practices and who make decisions about hiring, salary, benefits, training opportunities, work assignments, advancement, discipline, termination, retirement and other employment decisions based on job and business-related criteria. We evaluate ways to enhance awareness of and promote diversity and inclusion on an ongoing basis.

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
Our revenues, profitability, liquidity, ability to access capital and future growth prospects are highly dependent on the prices we receive for our oil, natural gas and NGLs. The prices of these commodities are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and NGLs have been volatile, and this volatility may continue in the future. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•worldwide and regional economic and political conditions;

•the domestic and global supply of, and demand for, oil, natural gas and NGLs;

•the cost of exploring for, developing, producing and marketing oil, natural gas and NGLs;

•the proximity, capacity, cost and availability of oil, natural gas and NGL pipelines and other transportation facilities;

•the price and quantity of imports of foreign oil, natural gas and NGLs;

•the level of global oil, natural gas and NGL exploration and production;

•the level of global oil, natural gas and NGL inventories;

•weather conditions and natural disasters;

•domestic and foreign governmental laws, regulations and taxes;

•volatile trading patterns in commodities futures markets;

•price and availability of competitors’ supplies of oil, natural gas and NGLs;

•the actions of OPEC and the ability of OPEC and other producing nations to agree to and maintain production levels;

•technological advances affecting energy consumption;

•the price and availability of alternative fuels;

•global or national health concerns, including health epidemics such as the coronavirus outbreak beginning in early 2020; and

•market perceptions of future prices, whether due to the foregoing factors and others.

Further, oil, natural gas and NGL prices do not necessarily fluctuate in direct relationship to each other. Because approximately 49% of our estimated proved reserves as of December 31, 2020 were attributed to oil, our financial results are more sensitive to movements in oil prices.

As of December 31, 2020 (Successor), we had in place hedges covering approximately 4,146 Bbls/d for 2021 at an average price of approximately $43.05 per Bbl. To the extent we are unhedged, we have significant exposure to adverse changes in the prices of oil and natural gas that could materially and adversely affect our business and results of operations.

From 2016 through 2020, the WTI spot price for oil averaged $51.21 per Bbl, which is down substantially from the $85.75 average for the prior five-year period. The Henry Hub average spot price from 2016 through 2020 of $2.65 per MMBtu similarly declined from $3.49 per MMBtu, which was the average for the prior five-year period. The commodity prices displayed even more dramatic volatility in 2020, during which the WTI spot price for oil briefly fell to a low of negative $38.98 per barrel on April 20, 2020 and the Henry Hub spot price reached a low of $1.33 on September 21, 2020. During these periods, NGLs, which are made up of ethane, propane, isobutene, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, have suffered significant recent price declines. Such a decline in oil price, if sustained, will have a material impact on our annual revenues and has caused, and may in the future cause, us to take actions to reduce the costs of drilling and our operations. The coronavirus outbreak has weakened demand for oil, natural gas and NGLs, and these events have worsened an already deteriorated oil market that resulted from the early-March 2020 failure by the group of oil producing nations known as OPEC+ to reach an agreement over proposed oil production cuts.

Further declines or a prolonged depression in oil, natural gas or NGL prices may act to reduce our cash flows further and adversely affect our financial condition. In such case, our liquidity could be reduced, our access to equity or long-term debt might be restricted, and our ability to meet our capital expenditure obligations and financial commitments might be adversely affected. We may choose to defer drilling activity and/or production from existing wells for a number of reasons, including the following:

•drilling activity is sanctioned on the expectation of matching the drilling budget with operating cash flows and securing reasonable rates of returns based on the then prevailing oil, natural gas and NGL prices; if those prices decline and operating cash flows are reduced, there is a risk that drilling may be curtailed or postponed; and

•operating costs on our Eagle Ford properties are so low that production from these properties would likely continue to contribute to cash flows, but we may choose to defer production in the event that we consider there may be greater value in producing later.

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

The COVID-19 pandemic has caused a rapid and precipitous drop in demand for oil, which in turn has caused oil prices to plummet since the first week of March 2020, negatively affecting the Company’s cash flow, liquidity and financial position. Moreover, the uncertainty about the duration of the COVID-19 pandemic has caused storage constraints in the United States resulting from over-supply of produced oil. Oil prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 outbreak, and as changes in oil inventories, oil demand and economic performance are reported. We cannot predict when oil prices will improve and stabilize.

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

The COVID-19 pandemic is rapidly evolving, and the ultimate impact of this pandemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, related restrictions on travel, the ability to distribute and the effectiveness of a vaccine, and the duration, timing and severity of the impact on domestic and global oil demand. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in this Item 1A. Risk Factors.

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

Exploration and development activities involve numerous risks beyond our control, including the risk that no commercially productive oil or natural gas reservoirs will be discovered and that drilling will not result in commercially viable oil or natural gas production. In addition, the future cost and timing of drilling, completing and operating wells is often uncertain. Drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors, including:

•lack of prospective acreage available on acceptable terms;

•unexpected or adverse drilling conditions;

•elevated pressure or irregularities in geologic formations;

•equipment failures or accidents;

•adverse weather conditions;

•title problems;

•limited availability of financing upon acceptable terms;

•limitations in the market for oil, gas and NGLs;

•reductions in oil, NGLs and natural gas prices;

•compliance with governmental requirements, laws and regulations; and

•shortages or delays in the availability of drilling rigs, equipment and personnel.

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

The oil and natural gas industry is capital intensive. We currently make, and expect to continue to make, substantial capital expenditures for the acquisition, development and exploration of oil, natural gas and NGL reserves. We currently expect to spend between $45 million and $55 million under our 2021 capital program to drill and complete approximately 10 gross wells across our properties in the Eagle Ford, which also includes funding for acquisitions.

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

Our cash flow from operations and access to capital are subject to a number of factors, including:

•our proved reserves;

•the amount of crude oil, natural gas and NGLs we are able to produce from existing wells;

•the prices at which our crude oil, natural gas and NGLs are sold;

•the costs at which our crude oil, natural gas and NGLs are extracted;

•global credit and securities markets;

•the ability and willingness of lenders and investors to provide capital and the cost of the capital; and

•our ability to acquire, locate and produce new reserves and the cost of such reserves.

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

The oil and natural gas business involves significant operating hazards and risks such as:

•well blowouts;

•mechanical failures;

•fires and explosions;

•pipe or cement failures and casing collapses, which could release natural gas, oil, drilling fluids or hydraulic fracturing fluids;

•uncontrollable flows of oil, natural gas or well fluids;

•earthquakes and natural disasters;

•geologic formations with abnormal pressures;

•handling and disposal of materials, including drilling fluids and hydraulic fracturing fluids;

•pipeline ruptures or spills;

•releases of toxic gases; and

•other environmental hazards and risks.

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

Risks that we face while drilling include, but are not limited to:

•landing our well bore in the desired formation;

•staying in the desired formation while drilling horizontally through the formation;

•running our casing the entire length of the well bore; and

•being able to run tools and other equipment consistently through the well bore.

Risks that we face while completing our wells include, but are not limited to:

•being able to fracture and stimulate the planned number of stages;

•being able to run tools the entire length of the well bore during completion operations; and

•successfully cleaning out the well bore after completion of the final fracture stimulation stage.

The results of our drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas have limited or no production history and, consequently, it is more difficult to predict future drilling results in these areas.

Ultimately, the success of these drilling and completion techniques can only be evaluated as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling does not meet our anticipated results or we are unable to execute our drilling program because of capital constraints, lease expirations, limited access to gathering systems and limited takeaway capacity and/or declines in crude oil and natural gas prices, the return on our investment in these areas may not be as attractive as we anticipate. Further, as a result of any of these developments, we could incur material write downs of our oil and natural gas properties.

We may not adhere to our proposed drilling schedule.

Our final determination of whether to drill any wells will be dependent on a number of factors, including:

•the ongoing review and analysis of geologic and engineering data;

•the availability of sufficient capital resources to us and the other participants to drill and complete the prospects;

•the approval of the prospects by other participants once additional data has been compiled;

•economic and industry conditions at the time of drilling, including prevailing and anticipated prices for crude oil, natural gas and NGLs and the availability and prices of drilling rigs and personnel;

•the ability to maintain, extend or renew leases and permits on reasonable terms for the prospects;

•additional due diligence;

•regulatory requirements and restrictions; and

•the opportunity to divert our drilling budget to preferred prospects on acquired acreage or to secure other acreage by farming in.

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

Our final determination of whether to drill any scheduled or budgeted wells will be dependent on a number of factors, including:

•the ongoing review and analysis of geologic and engineering data;

•the availability of sufficient capital resources to us and the other participants to drill and complete the prospects;

•the approval of the prospects by other participants once additional data has been compiled;

•economic and industry conditions at the time of drilling, including prevailing and anticipated prices for crude oil, natural gas and NGLs and the availability and prices of drilling rigs and personnel;

•the ability to maintain, extend or renew leases and permits on reasonable terms for the prospects;

•additional due diligence;

•regulatory requirements and restrictions; and

•the opportunity to divert our drilling budget to preferred prospects on acquired acreage or to secure other acreage by farming in.

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

At December 31, 2020, approximately 63% of our total estimated proved reserves were classified as proved undeveloped reserves. Recovery of undeveloped reserves requires successful drilling and incurrence of significant capital expenditures. Our approximately 49.5 MMBOE of estimated proved undeveloped reserves will require an estimated $449.8 million of development capital over the next five years. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could require us to reclassify our proved undeveloped reserves as unproved reserves.

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

All of our production during the year ended December 31, 2020 (Successor) was derived from our properties in the Eagle Ford Shale play in South Texas. As a result of this geographic concentration, we may be disproportionately exposed to the effect of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of crude oil or natural gas. Additionally, we may be exposed to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in many or all of our wells within the Eagle Ford.

Approximately 62% of our net Eagle Ford Shale leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases and result in a material adverse effect on our crude oil, natural gas and NGLs reserves and future production and, therefore, our future cash flow and income.

As of December 31, 2020 (Successor), approximately 62% of our net Eagle Ford leasehold acreage is undeveloped, or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil, natural gas and NGLs regardless of whether such acreage contains proved reserves. Unless production is established on the undeveloped acreage covered by our leases, such leases will expire. Our future crude oil, natural gas and NGLs reserves and production and, therefore, our future cash flow and income, are highly dependent on successfully developing our undeveloped leasehold acreage and holding on to such leases.

Certain of our undeveloped leasehold assets are subject to leases that will expire over the next several years unless production is established on units containing the acreage or we timely exercise our contractual rights to extend the terms of such leases by continuous operations or the payment of lease extension payments or delay rentals.

Leases on oil and natural gas properties typically have a primary term of three to five years, after which they expire unless, prior to expiration, a well is drilled and production of hydrocarbons in paying quantities is established, applicable lease extension payments or delay rentals are made, or such lease is otherwise maintained pursuant to any applicable continuous operations provision. If our leases or term assignments on our undeveloped properties expire and we are unable to renew the leases, we will lose our right to develop the related properties. The primary term of the leases for 528 net acres that is not currently held by production will expire at the end of 2021 if such leases are not extended. Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and productions costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals. If commodity prices remain low, we may be required to delay our drilling plans and, as a result, may lose our right to develop the related properties.

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

For the month ended December 31, 2020 (Successor) and eleven months ended November 30, 2020 (Predecessor), purchases by our largest five customers accounted for 96% and 90%, respectively, of our total revenues. While we believe that we can procure substitute or additional customers to offset the loss of one or more of our current customers, there is no assurance that we would be successful in doing so on terms acceptable to us or at all. The loss of one or more of such customers could limit our access to suitable markets for the crude oil, natural gas and NGLs we produce. The availability of a ready market for any crude oil, natural gas and/or NGLs we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports of crude oil, the proximity and capacity of pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of crude oil and natural gas production and federal regulation of crude oil, natural gas and NGLs sold in interstate commerce. We cannot assure you that we will continue to have ready access to suitable markets for our future crude oil, natural gas and NGL production.

Our operating activities expose us to risk of financial loss if a customer fails to perform under a contract. Disruptions in the financial markets could lead to sudden decreases in a customer’s liquidity, which could make them unable to perform under the terms of the contract, and we may not be able to realize the benefit of the contract. We are unable to predict sudden changes in a customer’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions and the contractual terms of the transactions. During periods of declining commodity prices, if any of our customers fail to pay their revenue accounts receivable when due, this could have a material adverse effect on our liquidity and results of operations.

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

The discounted future net cash flows is not necessarily the same as the current market value of our estimated crude oil and natural gas reserves. The current requirements for crude oil and natural gas reserve estimation and disclosures require the estimated discounted future net cash flows from proved reserves to be based on the average of the sales price on the first day of each month in the applicable year, with costs determined as of the date of the estimate. Actual future net cash flows also will be affected by various factors, including:

•the actual prices we receive for crude oil and natural gas;

•our actual operating costs in producing crude oil and natural gas;

•the amount and timing of actual production;

•supply and demand for crude oil and natural gas;

•increases or decreases in consumption of crude oil and natural gas; and

•changes in governmental laws and regulations or taxation.

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

We incurred a net loss from operations of $227.9 million for the eleven months ended November 30, 2020 (Predecessor), while we incurred a net profit from operations of $4.5 million for the month ended December 31, 2020 (Successor). Our development of, and participation in, an increasingly larger number of prospects has required, and will continue to require, substantial capital expenditures. The uncertainty and other risk factors disclosed in this Item 1A. Risk Factors may impede our ability to economically find, develop and acquire oil and natural gas reserves. As a result, we may not be able to operate profitability and may not receive positive cash flows from operating activities in the future, which could adversely affect our business and the trading price of our common stock.

If crude oil and natural gas prices decrease, we may be required to write-down the carrying values of our crude oil and natural gas properties.

We review our proved crude oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our crude oil and natural gas properties, which may result in a decrease in the amount we can borrow under our Credit Facility. A write-down constitutes a non-cash charge to earnings. We may incur impairment charges in the future, which could have a material adverse effect on our ability to borrow under our Credit Facility or other indebtedness and adversely impact our results of operations and liquidity for the periods in which such charges are taken.

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

Our growth historically has been achieved through the acquisition of leaseholds and the expansion of our drilling programs. Future growth may place strains on our financial, technical, operational and administrative resources and cause us to rely more on project partners and independent contractors, potentially adversely affecting our financial position and results of operations. Our ability to grow will depend on a number of factors, including:

•our ability to obtain leases or options on properties;

•our ability to identify and acquire new exploratory prospects;

•our ability to develop existing prospects;

•our ability to continue to retain and attract skilled personnel;

•our ability to maintain or enter into new relationships with project partners and independent contractors;

•the results of our drilling programs;

•commodity prices; and

•our access to capital.

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

Risks Related to Our Financing, Investments and Indebtedness

Any significant reduction in our borrowing base under the Credit Facility as a result of the periodic borrowing base redeterminations or any future violations of the covenants under the Credit Facility may negatively impact our ability to fund our operations.

The Credit Facility limits the amounts we can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine semiannually on May 1 and November 1 of each year, with one interim “wildcard” redetermination available between scheduled redeterminations. The borrowing base depends on, among other things, our lenders’ evaluation of our oil and natural gas reserves. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the Credit Facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. Effective November 30, 2020, the borrowing base for the Credit Facility was $225.0 million. The first redetermination occurred on February 1, 2021, which reaffirmed the initial borrowing base of $225 million.
Borrowing availability was $15.0 million as of December 31, 2020 (Successor), which reflects $0.4 million of letters of credit outstanding.

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

The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our debt obligations under our Credit Facility may be adversely affected.

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

The Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability, subject to satisfaction of certain conditions, to:

•incur additional indebtedness and guarantee indebtedness;

•pay dividends or make other distributions or repurchase or redeem capital stock;

•prepay, redeem or repurchase certain debt;

•issue certain preferred stock or similar equity securities;

•make loans and investments;

•sell assets;

•incur liens;

•enter into transactions with affiliates;

•alter the businesses we conduct;

•enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•consolidate, amalgamate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the Credit Facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them. A breach of the covenants or restrictions under the Credit Facility could result in an event of default under the Credit Facility. Such a default may allow the lenders to accelerate the indebtedness thereunder and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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

We intend to fund our capital expenditures in 2021 through cash flow from operations and from borrowings under the Credit Facility and, if necessary, through debt or equity financings. Our ability to make the necessary capital investment to maintain or expand our asset base and develop oil and natural gas reserves will be impaired if cash flow from operations is reduced and external sources of capital become limited or unavailable. If we incur additional debt for these or other purposes, the related risks that we now face could intensify and we could face additional risks. Our level of debt could adversely affect our business and results of operations in several important ways, including the following:

•a portion of our cash flow from operations would be used to pay interest on borrowings;

•the covenants contained in our Credit Facility limit our ability to borrow additional funds, pay dividends, dispose of assets or issue shares of preferred stock and otherwise may affect our flexibility in planning for, and reacting to, changes in general business and economic conditions;

•a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;

•a leveraged financial position would make us more vulnerable to economic downturns and decreases in commodity prices and could limit our ability to withstand competitive pressures; and

•debt that we incur under our Credit Facility will be at variable rates, which could make us vulnerable to an increase in interest rates.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under applicable debt instruments, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness obligations, including the Credit Facility, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

Risks Related to Regulatory Matters

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

In our Form 10-Q for the quarter ended September 30, 2020, we previously reported a material weakness relating to the operating effectiveness of controls over significant and unusual transactions – specifically relating to restructuring-related matters. This error was identified and corrected prior to the filing of our Form 10-Q but could have resulted in a material misstatement of the financial statements. During 2020, our management completed remediation measures related to this material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2020. Completion of remediation does not provide assurance that our internal controls will continue to operate effectively.

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

There is an inherent risk of incurring significant environmental costs and liabilities in the performance of our operations, some of which may be material, due to our handling of petroleum hydrocarbons and wastes, our emissions to air and water, the underground injection or other disposal of our wastes and historical industry operations and waste disposal practices. Under certain environmental laws and regulations, we may be liable, regardless of whether we were at fault, for the full cost of removing or remediating contamination, even when multiple parties contributed to the release and the contaminants were released in compliance with all applicable laws. In addition, accidental spills or releases on our properties may expose us to significant liabilities that could have a material adverse effect on our financial condition and results of operations. Aside from government agencies, the owners of properties where our wells are located, the operators of facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal and other private parties may be able to sue us to enforce compliance with environmental laws and regulations, as well as collect penalties for violations or obtain damages for any related personal injury or property damage. Some sites we operate are located near current or former third-party oil and natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours. Changes in environmental laws and regulations occur frequently. For instance, in January 2021, the current administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies. As a result, it is unclear the degree to which certain recent regulatory developments may be modified or rescinded and any changes that result in more stringent or costly material handling, emission, waste management or clean-up requirements could require us to make significant expenditures to attain and maintain compliance or may otherwise materially and adversely affect our business, results of operations and financial condition. We may not be able to recover some or any of these costs from insurance.

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

Hydraulic fracturing is an important and commonly used process in the completion of unconventional crude oil and natural gas wells. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into deep rock formations to stimulate crude oil or natural gas production. Currently, hydraulic fracturing is primarily regulated in the United States at the state level, which generally focuses on regulation of well design, pressure testing and other operating practices. However, some states and local jurisdictions across the United States, including states in which we operate, have begun adopting more restrictive regulation, including measures such as:

•required disclosure of chemicals used during the hydraulic fracturing process;

•restrictions on wastewater disposal activities;

•required baseline and post-drilling sampling of water supplies in close proximity to hydraulic fracturing operations;

•new municipal or state land use regulations, such as changes in setback requirements, which may restrict drilling locations or related activities;

•financial assurance requirements, such as the posting of bonds, to secure site restoration obligations; and

•local moratoria or even bans on crude oil and natural gas development utilizing hydraulic fracturing in some communities.

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

At the U.S. federal level, the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities. Also, in May 2014, the EPA issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act. To date, no other action has been taken. Further, the EPA finalized regulations under the CWA in June 2016 that prohibit wastewater discharges from hydraulic fracturing and certain other natural gas operations to publicly owned wastewater treatment plants. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands (which was challenged in a U.S. federal trial court, resulting in a decision in June 2016 against the rule, an appeal of that decision, and a U.S. federal appeals court ruling in September 2017 dismissing the appeals and vacating the trial court decision). The BLM rescinded the rule in December 2017.

There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts on surface water, and groundwater, the potential for the disposal of produced water in underground formations to trigger earthquakes, and effects on the environment generally. A number of lawsuits and enforcement actions have been initiated across the country relating to hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Under the Domenici-Barton Energy Policy Act of 2005 (“EP Act of 2005”), the Federal Energy Regulatory Commission (“FERC”) has civil penalty authority under the Natural Gas Act of 1938 (the “NGA”) and the Natural Gas Policy Act (“NGPA”) to impose penalties for current violations of up to approximately $1.3 million per day for each violation and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional operations to FERC annual reporting and posting requirements. We also must comply with the anti-market manipulation rules enforced by FERC. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability.

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

In connection with the EPA finding that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act (“CAA”) that, among other things, require reduced GHG emissions from certain large stationary sources, and the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations. In May 2016, the EPA released final regulations intended to reduce methane emissions from the oil and gas industry, including throughout the natural gas supply chain. The regulations could affect us indirectly by affecting our customer base or by directly regulating our operations. In either case, increased costs of operation and exposure to liability could result. In September 2020, the EPA finalized amendments to the 2016 regulations that removed the transmission and storage segments from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, as discussed above, the current administration issued an executive order in January 2021 called on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding the deregulatory amendments by September 2021. As a result, we cannot predict the scope of any final methane regulatory requirements or the costs of complying with such requirements. The EPA also finalized rules in 2016 that clarify when crude oil and natural gas sites should be aggregated for purposes of air permitting, which could increase our compliance and permitting costs.

In addition, Congress has considered legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane that are understood to contribute to global warming. Energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. In December 2016, the United States was one of 175 countries to adopt the Paris Agreement at the 21st Conference of Parties, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. On October 4, 2016, the E.U. ratified the Paris Agreement, thus meeting the threshold for the agreement to come into force. On June 1, 2017, President Trump announced that the United States planned to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or establish a new framework agreement. President Trump formally initiated the withdrawal process in November 2019, which resulted in an effective exit date of November 2020. However, the Biden administration issued executive orders recommitting the United States to the Paris Agreement that, among other things, commenced the process for the U.S. reentering the Paris Agreement. The U.S. officially rejoined the Paris Agreement on February 19, 2021.

The aforementioned 2021 Climate Change Executive Order directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands or in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate action, to account for corresponding climate costs. The 2021 Climate Change Executive Order also directs the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. Legal challenges to the suspension have already been filed and are currently pending. The administration’s other January 2021 executive order established an Interagency Working Group on the Social Cost of Greenhouse Gases (“Working Group”) to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” Final recommendations from the Working Group are due no later than January 2022. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility.

Further regulation of air emissions, as well as uncertainty regarding the future course of regulation, could eventually reduce the demand for oil and natural gas. As previously mentioned, the current administration issued an executive order in January 2021 calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors. Other actions that could be pursued include more restrictive requirements for the development of pipeline infrastructure, as well as more restrictive GHG emissions limitations for oil and gas facilities.

Increased attention to ESG matters and conservation measures may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital for potential growth projects.

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

The new legislation and any new regulations could:

•significantly increase the cost of some derivative contracts (including through requirements to post collateral that could adversely affect our available liquidity);

•materially alter the terms of some derivative contracts;

•reduce the availability of some derivatives to protect against risks we encounter;

•reduce our ability to monetize or restructure our existing derivative contracts; and

•potentially increase our exposure to less creditworthy counterparties.

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

Potential future legislation or the imposition of new or increased taxes or fees may generally affect the taxation of natural gas and oil exploration and development companies and may adversely affect our operations and cash flows.

In past years, federal and state level legislation has been proposed that, if enacted into law, would make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently available to natural gas and oil exploration and development companies. For example, President Biden has set forth several tax proposals that would, if enacted into law, make significant changes to U.S. tax laws. Such proposals include, but are not limited to, (i) an increase in the U.S. income tax rate applicable to corporations and (ii) the elimination of tax subsidies for fossil fuels. Congress could consider some or all of these proposals in connection with tax reform to be undertaken by the Biden administration. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, states in which we operate or own assets may impose new or increased taxes or fees on natural gas and oil extraction. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws or the imposition of new or increased taxes or fees on natural gas and oil extraction could adversely affect our operations and cash flows.

Risks Related to Strategic Transactions

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

In accordance with our business strategies, we periodically evaluate acquisitions of reserves, properties, prospects and leaseholds and other strategic transactions that appear to fit within our overall business strategy. The successful acquisition of producing properties requires an assessment of several factors, including:

•recoverable reserves;

•future crude oil and natural gas prices and their appropriate differentials;

•development and operating costs; and

•potential environmental and other liabilities.

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

Significant acquisitions and other strategic transactions may also involve other risks, including:

•diversion of our management’s attention to evaluating, negotiating and integrating significant acquisitions and strategic transactions;

•the challenge and cost of integrating acquired operations, information management and other technology systems and business cultures with those of our operations while carrying on our ongoing business;

•difficulty associated with coordinating geographically separate organizations; and

•the challenge of attracting and retaining personnel associated with acquired operations.

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

We have elected not to be subject to the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), regulating corporate takeovers.

In general, the provisions of Section 203 of the DGCL prohibit a Delaware corporation, including those whose securities are listed for trading on the OTCQX Best Market, from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless:

•prior to such time, the business combination or the transaction which resulted in the stockholder becoming an interested stockholder is approved by our board of directors;

•upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced (excluding certain specified shares); or

•on or after such time the business combination is approved by our board of directors and authorized at a meeting of stockholders by the holders of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

Section 203 of the DGCL permits a Delaware corporation to elect not to be governed by the provisions of Section 203. Pursuant to our certificate of incorporation, we expressly elected not to be governed by Section 203. Accordingly, we are not subject to any anti-takeover effects or protections of Section 203 of the DGCL, although no assurance can be given that we will not elect to be governed by Section 203 of the DGCL pursuant to an amendment to our certificate of incorporation in the future.

Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Certain provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•requiring advance notice of stockholder intention to put forth director nominees or bring up other business at a stockholders’ meeting;

•requiring written approval of our stockholders holding at least 60% of the total voting power of the then outstanding shares of our common stock (and the outstanding shares of any series of preferred stock of the Company entitled to vote with the Common Stock, voting together as a single class) in order for stockholders to adopt, amend or repeal any provision of our bylaws or certificate of incorporation; and

•providing that the number of directors shall be fixed from time to time by our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors (whether or not there exist any vacancies in previously authorized directorships) or by the stockholders. Newly created directorships resulting from any increase in our authorized number of directors will be filled only by (i) a majority vote of our board of directors then in office, whether or not such directors number less than a quorum, (ii) a plurality vote of the holders of shares of our common stock (including shares of any series of preferred stock entitled to vote in an election of directors) at a duly called meeting of stockholders, or (iii) by written consent of holders of a majority of the shares of our common stock (including shares of any series of preferred stock entitled to vote in an election of directors). Directors so chosen shall hold office for the remainder of the full term to which the new directorship is allocated, and until such director’s successor shall have been elected and qualified or until such director’s earlier death, resignation or removal.

Risks Related to Our Emergence from Chapter 11 Bankruptcy

We recently emerged from bankruptcy, which could adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 bankruptcy proceedings could adversely affect our business and relationships with customers, vendors, contractors, employees or suppliers. Due to uncertainties, many risks exist, including the following:

•key suppliers could terminate their relationship or require financial assurances or enhanced performance;

•the ability to renew existing contracts and compete for new business may be adversely affected;

•the ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and

•competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our actual financial results after emergence from bankruptcy are not comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of fresh start accounting.

In connection with the disclosure statement we filed with the Bankruptcy Court (the “Disclosure Statement”), and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. Although the financial projections disclosed in our Disclosure Statement represent our view based on then current known facts and assumptions about the future operations of the Company there is no guarantee that the financial projections will be realized. We may not be able to meet the projected financial results or achieve projected revenues and cash flows assumed in projecting future business prospects. To the extent we do not meet the projected financial results or achieve projected revenues and cash flows, we may lack sufficient liquidity to continue operating as planned and may be unable to service our debt obligations as they come due or may not be able to meet our operational needs. Any one of these failures may preclude us from, among other things, taking advantage of future opportunities and growing our businesses.

In addition, upon our emergence from bankruptcy, we adopted fresh start accounting, as a consequence of which we allocated the reorganization value to our individual assets based on their estimated fair values. Accordingly, our financial condition and results of operations from and after the fresh start date are not comparable to the financial condition or results of operations reflected in our historical financial statements. Further, as a result of the implementation of the Plan and the transactions contemplated thereby, our historical financial information may not be indicative of our future financial performance.

Upon our emergence from bankruptcy, the composition of our board of directors changed significantly.

Pursuant to the Plan, the composition of the board of directors changed significantly. Upon emergence, the board of directors is now made up of five directors, of which four will not have previously served on the board of directors. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the board of directors and, thus, may have different views on the issues that will determine the future of the Company. There is no guarantee that the new board will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and plans of the Company may differ materially from those of the past.

Our ability to use our net operating loss carryforwards (“NOLs”) may be limited as a result of our emergence from bankruptcy.

In general, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs when a corporation has undergone an “ownership change” (as determined under Section 382). Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. Any unused annual limitation may be carried over to later years. Our emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of the Section 382, which may limit our ability to utilize out NOLs to offset future taxable income.

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

Risks Related to Other General Factors

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (the “Court of Chancery”) (or, if the Court of Chancery shall not have jurisdiction, another state court located within the state of Delaware, or if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware), shall be the sole and exclusive forum for any stockholder of the Company (including a beneficial owner of stock) to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against the Company, its directors, officers or employees governed by the internal affairs doctrine, except as to each of (i) through (iv) above, subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. The foregoing provision does not apply to claims under the Securities Act, the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Information regarding our oil and gas properties is included in Item 1. Business under Overview - Our Eagle Ford Shale Properties, Non-Core Properties, Oil and Natural Gas Data, and Oil and Natural Gas Production Prices and Costs above and in Note 1, Basis of Presentation — Acquisitions and Divestitures of the Notes to our Consolidated Financial Statements included in Item 8.
Item 3. Legal Proceedings.
From time to time, we are party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on our financial position or results of operations.
Chapter 11 Proceedings
On September 30, 2020, Lonestar Resources US Inc. and 21 of its directly and indirectly owned subsidiaries filed petitions for reorganization in a voluntary bankruptcy under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas under the caption In re Lonestar Resources US Inc., et al., Case No. 20-34805. On November 12, 2020, the Bankruptcy Court entered the Confirmation Order and on November 30, 2020, the Plan became effective in accordance with its terms and the Company emerged from the Chapter 11 bankruptcy proceedings. In December 2020, the Bankruptcy Court closed the chapter 11 cases of each of Lonestar Resources US Inc. and 20 of its directly and indirectly owned subsidiaries. The chapter 11 case captioned In re Lonestar Resources US Inc., et al., Case No. 20-34805 will remain pending until the final resolution of all outstanding claims.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Predecessor's common stock was traded on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “LONE” until October 12, 2020. On October 1, 2020, the Predecessor received a letter from the NASDAQ notifying it that, as a result of the Chapter 11 Cases and in accordance with NASDAQ rules, the Predecessor's securities would be delisted at the opening of business on October 12, 2020. On October 12, 2020, the Predecessor's common stock commenced trading on the OTC Bulletin Board or "pink sheets" under the symbol “LONEQ”. NASDAQ filed a Form 25 on October 27, 2020 to delist the Predecessor's common stock which went into effect ten days after it was filed. On the Effective Date of November 30, 2020, all existing shares of our Predecessor's common stock were cancelled and we, as the Successor company, issued approximately 10.0 million shares of new common stock. Effective January 25, 2021, we commenced trading on the OTCQX Best Market under the symbol “LONE.”
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
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None during the fourth quarter of 2020.

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
Certain prior year financial statements are not comparable to our current year financial statements due to the adoption of fresh start accounting. References to “Successor” relate to the financial position and results of operations of the reorganized Company subsequent to November 30, 2020. References to “Predecessor” relate to the financial position and results of operations of the Company prior to, and including, November 30, 2020.
Overview
Lonestar Resources US Inc.is an independent exploration and production company with 79.2 MMBOE of estimated proved oil and natural gas reserves as of December 31, 2020, of which 74% is oil and NGLs. Our operations are focused on the exploration, development and production of unconventional oil, natural gas liquids and natural gas in the Eagle Ford Shale (the "Eagle Ford") play in South Texas.
Emergence from Voluntary Reorganization under Chapter 11
On September 30, 2020 (the “Petition Date”), Lonestar Resources US Inc., along with certain of its wholly-owned subsidiaries Lonestar Resources Intermediate Inc., LNR America Inc., Lonestar Resources America Inc., Amadeus Petroleum Inc., Albany Services, L.L.C., T-N-T Engineering, Inc., Lonestar Resources Inc., Lonestar Operating, LLC, Poplar Energy, LLC, Eagleford Gas, LLC, Eagleford Gas 2, LLC, Eagleford Gas 3, LLC, Eagleford Gas 4, LLC, Eagleford Gas 5, LLC, Eagleford Gas 6, LLC, Eagleford Gas 7, LLC, Eagleford Gas 8, LLC, Eagleford Gas 10, LLC, Eagleford Gas 11, LLC, Lonestar BR Disposal LLC, and La Salle Eagle Ford Gathering Line LLC (collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 Cases are being administered jointly under the caption In re Lonestar Resources US Inc., et al. Case No. 20-34805 (DRJ). Wholly-owned subsidiary, Boland Building, LLC, was not a Debtor and was not included in the Chapter 11 Cases.

In addition, on the Petition Date, the Debtors filed their Joint Prepackaged Plan of Reorganization with the Bankruptcy Court (the “Plan”). On November 12, 2020, the Bankruptcy Court entered its confirmation order (the “Confirmation Order”) approving and confirming the Plan. On November 30, 2020, (the “Effective Date”) the Plan became effective and was implemented in accordance with its terms.

On the Effective Date, the Company consummated the following reorganization transactions in accordance with the Plan:

•Adopted an amended and restated its certificate of incorporation and bylaws, which reserved for issuance 90,000,000 shares of common stock, par value $0.001 per share, (the “New Common Stock”) and 10,000,000 shares of preferred stock, par value $0.001 per share;
•Appointed a new board of directors to replace the Predecessor's directors, consisting of four new independent members: Richard Burnett, Gary D. Packer, Andrei Verona and Eric Long, and one continuing member: Frank D. Bracken, III, Lonestar's Chief Executive Officer;
•Provided for the following settlement of claims and interests in the Predecessor as follows:
◦Holders of Prepetition RBL Claims received distributions of:
▪Cash in the amount of all accrued and unpaid interest;
▪A first-out senior secured revolving credit facility with total aggregate commitments of $225 million;
▪A second-out senior secured term loan credit facility in an amount equal to $60 million;
▪555,555 Tranche 1 warrants and 555,555 Tranche 2 warrants, reflecting up to a 10% ownership stake in the Successor company's equity interests;
•Holders of Prepetition Notes Claims received distributions of a pro rata share of 96% of 10,000,149 shares of New Common Stock issued on the Effective Date, subject to dilution by a to-be-adopted management incentive plan (the "MIP") and the new warrants);
•Holders of Predecessor preferred equity interests received distributions of a pro rata share of 3% of the New Common Stock in the Successor company (subject to dilution by the MIP and the new warrants); and

•Holders of Predecessor Class A common stock received distributions of a pro rata share of 1% of the New Common Stock in the Successor company (subject to dilution by the MIP and new warrants).
•General unsecured creditors were paid in full in cash.
Fresh Start Accounting
Upon emergence from bankruptcy, the Company qualified for and adopted Fresh Start Accounting in accordance with ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes because (1) the holders of the then existing voting shares of the Predecessor received less than 50 percent of the voting shares of the Successor upon emergence and (2) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.

All conditions required for the adoption of fresh-start accounting were met when the Plan became effective, on November 30, 2020. The implementation of the Plan and the application of fresh-start accounting materially changed the carrying amounts and classifications reported in the Company’s consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the financial statements on or prior to the effective date are not comparable with financial statements after the Effective Date.

Upon the application of fresh-start accounting, the Company allocated the reorganization value to its individual assets and liabilities in conformity with ASC 805, Business Combinations (“ASC 805”). The amount of deferred income taxes recorded was determined in accordance with ASC 740, Income Taxes. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. The Effective Date fair values of the Company’s assets and liabilities differ materially from their previously recorded values as reflected on the historical balance sheets.

Market Developments and Response to Commodity Price Declines
In January and February 2020, NYMEX WTI oil prices averaged in the mid-$50s per Bbl range before a precipitous decline in oil prices that began in early March 2020 due to the combination of the COVID-19 coronavirus (“COVID-19”) pandemic and the failure of the group of oil producing nations known as OPEC+ to reach an agreement over proposed oil production cuts. While oil prices have improved from the low points experienced during the second quarter of 2020, the concerns and uncertainties around the balance of supply and demand for oil are expected to continue for some time.

The precipitous decline in oil prices that began in the latter part of the first quarter of 2020 caused us to reassess our original plans for 2020, and as a result the Company adopted the following operational and financial measures:

1.Reduced 2020 capital spending;
2.Deferred the remainder of our 2020 drilling program through the end of the year;
3.Implemented cost-reduction measures including negotiating reduced rates for water disposal, chemicals, rentals, and workovers;
4.Shut in or stored approximately 4,700 BOE per day of production during late-April and all of May 2020, primarily at our oil-rich fields in our Central Eagle Ford Area; and
5.Rebuilt our hedge portfolio starting October 2020 in anticipation of the Company's emergence from the Chapter 11 Proceedings. As of March 29, 2021 (Successor), we had oil derivative contracts in place for 2021 covering approximately 5,255 Bbls/d at an average price of $45.17 per Bbl. In addition, we currently have oil derivative contracts in place for 2022 consisting of 3,062 Bbls/d at an average price of $47.03 per Bbl. As of March 29, 2021 (Successor), we also had derivative contracts to hedge our 2021 natural gas production covering 13,251 MMBtu/d at a weighted average price of $3.02 per MMBtu. In addition, we currently have natural gas derivative contracts in place for 2022 consisting of 6,233 MMBtu/d at a weighted average price of $2.77 per MMBtu. We believe that these hedges help mitigate our exposure to oil and natural gas price volatility.

2020 Operational Highlights
As a result of Lonestar filing for bankruptcy and emerging from bankruptcy on November 30, 2020, our financial results are broken out between the Predecessor (the eleven months ended November 30, 2020) and the Successor period (the month ended December 31, 2020). For the Predecessor period, we recognized a net loss of $126.4 million attributable to common shareholders, and for the Successor period, we recognized a net loss of $0.7 million. The primary drivers of our financial net loss for the Predecessor period included the following:

•Impairment of oil and gas properties of $199.9 million, of which $199.0 million was proved and $0.9 million was unproved. These impairments resulted from removing PUDs and probable reserves from future development plans due to the continued depressed commodity prices and the uncertainly of Company's liquidity situation at the time.
•Reorganization items, net, resulted in an $73.5 million gain due to a gain on settlements of liabilities subject to compromise of $181.8 million, primarily representing the net impact of approximately $284.6 million of debt and accrued interest elimination, partially offset by fresh start accounting adjustments of $93.3 million and professional fees of $11.8 million.
On a comparative basis, we recognized net loss of $111.6 million, or $4.48 per diluted share, during 2019. The following reflects some of the primary drivers for our change in operating results between full-year 2020 and 2019:

•Oil and natural gas revenues decreased by $78.8 million (40%), with 25% of the decrease due to lower commodity prices and 15% due to lower production;
•Lease operating expenses decreased by $10.1 million (32%), primarily due to cost reduction measures in light of the low oil price environment;
•Commodity derivative expense decreased by $94.6 million ($63.7 million of income during 2020 compared to $30.9 million of expense during 2019), resulting from a $27.9 million increase in cash receipts upon settlement and an incremental $66.7 million decrease in noncash fair value losses between periods, and
•Impairment of oil and gas properties totaled $199.9 million during 2020 compared to $48.4 million during 2019. See Operating Results — Impairment of Oil and Gas Properties below for further details.
Pirate Divestiture
On March 22, 2019, we completed the divestiture of our Pirate assets in Wilson County for $12.3 million, before closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE/d. We recognized a loss of $33.5 million during the first quarter of 2019 (Predecessor) in conjunction with the sale of the assets.

Operating Results
Certain of our operating results and statistics for each of the last two years are summarized below:

	Successor	Predecessor
In thousands, except per share and unit data	Month Ended December 31, 2020	Eleven months Ended November 30, 2020	Year Ended December 31, 2019
Operating results
Net loss attributable to common stockholders	$(716)	$(126,376)	$(111,563)
Net loss income per common share -- basic(1)	(0.07)	(5.00)	(4.48)
Net loss income per common share -- diluted(1)	(0.07)	(5.00)	(4.48)
Net cash provided by operating activities	12,987	88,236	80,322
Operating revenues
Oil	$8,112	$80,244	$157,873
NGLs	1,083	9,982	15,668
Natural gas	1,706	15,100	21,611
Total operating revenues	$10,901	$105,326	$195,152
Total production volumes by product
Oil (Bbls)	188,322	2,268,715	2,692,020
NGLs (Bbls)	88,385	1,061,515	1,368,340
Natural gas (Mcf)	552,341	7,643,360	8,896,561
Total barrels of oil equivalent (6:1)	368,764	4,604,123	5,543,120
Daily production volumes by product
Oil (Bbls/d)	6,075	6,772	7,375
NGLs (Bbls/d)	2,851	3,169	3,749
Natural gas (Mcf/d)	17,817	22,816	24,374
Total barrels of oil equivalent (BOE/d)	11,896	13,744	15,187
Average realized prices
Oil ($ per Bbl)	$43.08	$35.37	$58.64
NGLs ($ per Bbl)	12.25	9.40	11.45
Natural gas ($ per Mcf)	3.09	1.98	2.43
Total oil equivalent, excluding the effect from hedging ($ per BOE)	29.56	22.88	35.21
Total oil equivalent, including the effect from hedging ($ per BOE)	27.55	38.16	34.15
Operating and other expenses
Lease operating	$1,418	$20,435	$31,925
Gas gathering, processing and transportation	461	6,182	4,656
Production and ad valorem taxes	667	6,508	11,169
Depreciation, depletion and amortization	2,093	70,122	88,618
General and administrative	1,505	28,444	16,489
Interest expense	1,476	35,411	43,879
Operating and other expenses per BOE
Lease operating and gas gathering	$3.85	$4.44	5.76
Gas gathering, processing and transportation	1.25	1.34	0.84
Production and ad valorem taxes	1.81	1.41	2.01
Depreciation, depletion and amortization	5.68	15.23	15.99
General and administrative	4.08	6.18	2.97
Interest expense	4.00	7.69	7.92

(1) Basic and diluted earnings per share are calculated using the two-class method for the Predecessor periods. See Footnote 1. Basis of Presentation in the Notes to Consolidated Financial Statements included in Item 8.

Production
The table below summarizes our daily production volumes for the years ended 2020 and 2019, and for each of the quarters of 2020:

	2020 Quarters				Year ended December 31,
	Q1	Q2	Q3	Q4	2020	2019	Change
Oil (Bbls/d)	7,236	6,365	7,190	6,064	6,713	7,375	(9)%
NGLs (Bbls/d)	3,335	2,939	3,325	2,968	3,142	3,749	(16)%
Natural Gas (Mcf/d)	23,191	24,211	23,424	18,773	22,393	24,374	(8)%
Total (BOE/d)	14,436	13,339	14,419	12,161	13,587	15,187	(11)%
Total production during 2020 averaged 13,587 BOE/d, a decrease of 11% compared to 2019. The annual decrease was primarily driven by curtailment of production during the second quarter of 2020 due to depressed commodity prices, as discussed above, and deferment of the drilling program in the third quarter of 2020 due to continued depressed commodity prices and preservation of liquidity while the Company went through reorganization.
Our production during 2020 was 73% oil and NGLs, approximately the same allocation as 2019.
Oil, NGL and Natural Gas Revenues
The table below summarizes our production revenues for 2020 and 2019:

	Successor	Predecessor
In thousands	One Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Oil	$8,112	$80,244	$157,873
NGLs	1,083	9,982	15,668
Natural Gas	1,706	15,100	21,611
Total operating revenues	$10,901	$105,326	$195,152
The changes in our oil, NGL and natural gas revenues are due to production quantities and commodity prices, as reflected in the following table (excluding any impact of our commodity derivative contracts):

	Year ended December 31, 2020 vs 2019
In thousands	Change in revenues	Percentage change in revenues
Change in oil, NGL and natural gas revenues due to:
Decrease in production	$(20,078)	(25)%
Decrease in commodity prices	(58,816)	(15)%
Total operating revenues	$(78,894)	(40)%

Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during 2020 and 2019:

	Successor	Predecessor
	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Average net realized prices:
Oil ($/Bbl)	$43.08	$35.37	$58.64
NGLs ($/Bbls)	12.25	9.40	11.45
Natural gas ($/Mcf)	3.09	1.98	2.43
Total ($/BOE)	29.56	22.88	35.21
Average NYMEX differentials
Oil per Bbl	$(4.01)	$(3.33)	$1.61
Natural gas per Mcf	(0.01)	0.50	(0.14)

Our average NYMEX oil differential decreased compared to 2019 due to the pricing components of MEH and CMA/Roll being approximately $4.38, or 86%, lower on average in 2019 compared to 2020.
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
The following table summarizes the net cash payments on the Company's commodity derivatives for 2020 and 2019:

	Successor	Predecessor
In thousands	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Receipts (payments) on settlements of oil derivatives	$—	$72,580	$(5,902)
(Payments) receipts on settlements of natural gas derivatives	—	(3,189)	2,352
Total net commodity derivative receipts (payments)	$—	$69,391	$(3,550)

In order to provide a level of price protection to a portion of our oil production and to meet certain hedging requirements under our Successor senior secured bank credit facility, we have hedged a portion of our estimated oil and natural gas production in 2021 and 2022 using NYMEX fixed-price swaps. See Note 12, Commodity Price Risk Activities, to the consolidated financial statements for additional details of our outstanding commodity derivative contracts as of December 31, 2020 below for additional discussion. In addition, the following table summarizes our oil derivative contracts as of March 24, 2021:

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	1H 2022	2H 2022
Oil — WTI
Volumes Hedged (Bbls/d)	4,822	6,150	5,150	4,900	3,124	3,000
Swap Price	$43.98	$46.66	$45.11	$44.53	$47.32	$46.73

Natural Gas — Henry Hub
Volumes Hedged (Mcf/d)	13,500	12,400	16,400	10,700	7,486	5,000
Swap Price	$3.23	$2.88	$2.93	$3.05	$2.82	$2.70
On an accrual basis, our realized gain on derivative hedging instruments was $69.6 million, or $14.00 per BOE, for the combined Predecessor and Successor periods included within the year ended December 31, 2020, compared to a realized loss of $5.9 million, or $5.07 per BOE, during 2019. Included in the 2020 amount is $33.2 million, net ($39.9 million in oil hedges and negative $6.7 million in natural gas hedges, gross), which was realized upon termination of our hedging portfolio in September 2020 (Predecessor) prior to the commencement of the Chapter 11 Proceedings.
Production Expenses
The table below presents detail of production expenses for 2020 and 2019:

	Successor	Predecessor
In thousands, except expense per BOE:	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Production expenses:
Lease operating	$1,418	$20,435	$31,925
Gas gathering, processing and transportation	461	6,182	4,656
Production and ad valorem taxes	667	6,508	11,169
Depreciation, depletion and amortization	2,093	70,122	88,618
Production expenses per BOE:
Lease operating	$3.85	$4.44	$5.76
Gas gathering, processing and transportation	1.25	1.34	0.84
Production and ad valorem taxes	1.81	1.41	2.01
Depreciation, depletion and amortization	5.68	15.23	15.99
Lease Operating and Gas Gathering
Lease operating expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for direct labor, water injection and disposal, utilities, materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production and ad valorem taxes.

Total lease operating expense was $21.9 million, or $4.39 per BOE, for the combined Predecessor and Successor periods included within the year ended December 31, 2020, compared to $31.9 million, or $5.76 per BOE, during 2019. Total gas gathering, processing and transportation expense was $6.6 million, or $1.34 per BOE for the combined Predecessor and Successor periods included within the year ended December 31, 2020, compared to $4.7 million, or $0.84 per BOE, during 2019. The decreases in lease operating expense on an absolute-dollar basis and per-BOE basis were primarily due to lower expenses across all expense categories, as we implemented cost reduction measures which included shutting down compressors, negotiating reductions with vendors and curtailing workovers in response to the significant decline in oil prices in 2020. Gas gathering, processing and transportation expense remained relatively constant between years as the Company prioritized maintaining its natural gas production through 2020. Natural gas prices did not drop to the extent oil prices did during the second and third quarter when the Company shut in a significant a significant amount of its production, primarily from its oil-rich wells in the Central Region.
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
The following table provides detail of our production and ad valorem taxes for 2020 and 2019:

	Successor	Predecessor
In thousands	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Production taxes	$440	$4,015	$8,098
Ad valorem taxes	227	2,493	3,071
Total production and ad valorem tax expense	$667	$6,508	$11,169

Production and ad valorem tax expense per BOE
Production taxes	$1.19	$0.87	$0.90
Ad valorem taxes	0.62	0.54	0.55
Total production and ad valorem tax expense per BOE	$1.81	$1.41	$1.44
Total production and ad valorem tax expense was $7.2 million, or $1.44 per BOE, for the combined Predecessor and Successor periods included within the year ended December 31, 2020, compared to $11.2 million, or $1.44 per BOE, during 2019. The decrease between periods was primarily due to the decrease in production taxes resulting from lower oil and natural gas revenues and production levels.

Depreciation, Depletion, and Amortization ("DD&A")
The table below provides detail of our DD&A expense for 2020 and 2019:

	Successor	Predecessor
In thousands	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
DD&A of proved oil and gas properties	$1,889	$67,591	$86,867
Depreciation of other property and equipment	136	1,442	1,451
Accretion of asset retirement obligations	68	1,089	300
Total DD&A	$2,093	$70,122	$88,618

DD&A per BOE
DD&A of proved oil and gas properties	$5.12	$14.68	$15.68
Depreciation of other property and equipment	0.37	0.31	0.26
Accretion of asset retirement obligations	0.18	0.24	0.05
Total DD&A per BOE	$5.67	$15.23	$15.99
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
Total DD&A expense was $72.2 million, or $14.52 per BOE, for the combined Predecessor and Successor periods included within the year ended December 31, 2020, compared to $88.6 million, or $15.99 per BOE, during 2019. The combined Predecessor and Successor period decreases in oil and natural gas properties depletion and other property and equipment depreciation was primarily due to impairment charges we incurred during the first quarter of 2020 (Predecessor) after removing PUDs (see below, as well as lower depletable costs due to the step down in book value resulting from fresh start accounting.
Based upon fresh start accounting, oil and gas properties were recorded at fair value as of November 30, 2020. See Note 3, Fresh Start Accounting, to the consolidated financial statements for further discussion.
Impairment of Oil and Gas Properties
We evaluate impairment of proved and unproved oil and gas properties on a region basis. On this basis, certain regions may be impaired because they are not expected to recover their entire carrying value from future net cash flows.
During the fourth quarter of 2019 (Predecessor), we recorded impairment charges totaling approximately $48.4 million for our East Region properties in Brazos County, $33.9 million of which related to proved properties and $14.5 million which related to unproved properties. These impairments resulted from recent well results as well as a deterioration of commodity prices and the operating environment in the Region.
During the first quarter of 2020 (Predecessor), we recorded impairment charges totaling approximately $199.9 million across various Eagle Ford properties, of which $199.0 million was proved and $0.9 million was unproved. These impairments resulted from removing PUDs and probable reserves from future development plans due to the continued depressed commodity prices and the uncertainly of Company's liquidity situation at the time.
Upon emergence from bankruptcy, the Company adopted fresh start accounting which resulted in our long-lived assets being recorded at their estimated fair values at the Effective Date (see Note 3, Fresh Start Accounting, to the consolidated financial statements for additional information). There were no material changes to our key cash flow assumptions and no triggering events since the Company’s assets were revalued in fresh start accounting as of November 30, 2020; therefore, no impairment was identified in December 2020.

Loss on Sale of Oil and Gas Properties
On March 22, 2019, we completed the divestiture of our Pirate assets in Wilson County for $12.3 million, before closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE/d. We recognized a loss of $33.5 million during the first quarter of 2019 (Predecessor) in conjunction with the sale of the assets.
General and Administrative Expense
Total general and administrative ("G&A") expense was $30.0 million, or $6.04 per BOE, for the combined Predecessor and Successor periods included within the year ended December 31, 2020, compared to $16.5 million, or $2.97 per BOE, during 2019. These increases primarily reflect professional fees incurred related to our restructuring efforts prior to the Petition Date and subsequent to the Effective Date.
Stock-based compensation included in G&A was a gain of $1.8 million in 2020 for the eleven months ended November 30, 2020, versus an expense of $2.5 million in 2019. On the Effective Date, all of the Predecessor's stock-based compensation plans were cancelled and the Successor Company did not implement any new stock-based compensation plans prior to December 31, 2020.
Interest Expense
The table below provides detail of the interest expense from our various long-term obligations for 2020 and 2019:

	Successor	Predecessor
In thousands	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Interest expense on Successor Credit Facility	$984	$—	$—
Interest expense on Successor Term Loan Facility	344	—	—
Interest expense on Predecessor Credit Facility (1)	—	11,599	12,449
Interest expense on Predecessor 11.25% Senior Notes	—	21,094	28,125
Other interest expense	17	622	677
Total cash interest expense(2)	$1,345	$33,315	$41,251
Amortization of debt issuance costs and discounts(3)	131	2,096	2,628
Total interest expense	$1,476	$35,411	$43,879
Per BOE:
Total cash interest expense(2)	$3.65	$7.24	$7.44
Total interest expense	4.00	7.69	7.92
(1)    The contractual interest expense on the 11.25% Senior Notes is in excess of recorded interest expense by $4.7 million from the Petition Date until the Effective Date and was not included as interest expense on the Consolidated Statements of Operations for the Predecessor period because the Company discontinued accruing interest on the 11.25% Senior Notes subsequent to the Petition Date in accordance with ASC 852.
(2)    Cash interest is presented on an accrual basis.
(3)     Remaining discounts for the Predecessor 11.25% Senior Notes were written-off to “Reorganization items, net” in the Consolidated Statements of Operations on the Petition Date.
Cash interest was $34.7 million, or $6.97 per BOE, for the combined Predecessor and Successor periods included within the year ended December 31, 2020, compared to $41.3 million, or $6.97 per BOE, during 2019. The decrease between periods was primarily due to a decrease in the average debt principal outstanding, with the Successor period reflecting the full extinguishment of all outstanding obligations under the 11.25% Senior Secured Notes on the Effective Date, pursuant to the terms of the Plan, relieving approximately $250 million of debt by issuing equity in the Successor period to the holders of that debt.

See Note 10. Long-Term Debt in Notes to the Consolidated Financial Statements included in Item 8. Financial Statements for additional information about our long-term debt and interest expense.
Reorganization Items, Net

Reorganization items represent (i) expenses incurred during the Chapter 11 restructuring starting on the Petition Date as a direct result of the Plan, (ii) gains or losses from liabilities settled, and (iii) fresh start accounting adjustments and are recorded in “Reorganization items, net” in our Consolidated Statements of Operations. Professional service provider charges associated with our restructuring that were incurred before the Petition Date and after the Effective Date are recorded as general and administrative expenses in our Consolidated Statements of Operations.

The following table summarizes the losses (gains) on reorganization items, net:

Predecessor
In thousands	Period from September 30, 2020 through November 30, 2020
Unamortized debt issuance costs and discounts	$(3,243)
Professional fees and other	(11,847)
Fresh start valuation adjustments	(93,282)
Gain on settlement of liabilities subject to compromise	181,843
Total reorganization items, net	$73,471

Income Taxes
The table below provides further detail of our income tax benefit for 2020 and 2019:

In thousands, except per-BOE amounts and tax rates	Successor	Predecessor
	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Current income tax benefit	$—	$(3,748)	$(1,055)
Deferred income tax benefit	—	(931)	(11,440)
Total income tax benefit	$—	$(4,679)	$(12,495)
Average income tax benefit per BOE	$—	$(1.02)	$(2.25)
Effective tax rate	—%	(3.8)%	(10.8)%
Total net deferred tax liability on balance sheet at period end	$—	$—	$931

We have evaluated the impact of the Plan, including the change in control, resulting from our emergence from bankruptcy. The cancellation of debt income (“CODI”) realized upon emergence is excludable from income and resulted in a partial elimination of our available federal net operating loss carryforwards and tax credit carryforwards, as well as a partial reduction in tax basis in assets, in accordance with the attribute reduction and ordering rules of Section 108 of the Internal Revenue Code of 1986 (the “Code”). The reduction in the Company’s tax attributes for excludable CODI did not occur until the last day of the Company’s tax year, December 31, 2020. The final tax impacts of the bankruptcy emergence, as well as the Plan’s overall effect on the Company’s tax attributes which were refined based on the Company’s final financial position at December 31, 2020 as required under the Code.

As the tax basis of our assets, primarily our oil and gas properties, is in excess of the carrying value, as adjusted in fresh start accounting, the Successor is in a net deferred tax asset position at December 31, 2020. We evaluated our deferred tax assets in light of all available evidence as of the balance sheet date, including the tax impacts of the Chapter 11 Proceedings and the partial reduction of net operating losses and tax credits and partial reduction of tax basis in assets (collectively “tax attributes”). Given our cumulative loss position and the continued low oil price environment, we recorded a total valuation allowance of $37.5 million on our underlying deferred tax assets as of December 31, 2020. For the Successor period, the income tax benefit associated with the Successor’s pre-tax book loss was substantially offset by a change in valuation allowance.
Our deferred tax assets exceeded our deferred tax liabilities at December 31, 2019 (Predecessor) primarily due to tax consequences of the impairment of our Brazos properties during the fourth quarter; as a result, we established a valuation allowance against most of the deferred tax assets during the fourth quarter of 2019. With the exception of a $0.6 million deferred tax asset retained for existing refundable AMT credit carryovers we retained a full valuation allowance of $8.9 million at December 31, 2019 due to uncertainties regarding the future realization of our deferred tax assets. This deferred tax asset is included in the net deferred tax liability at December 31, 2019, which also includes deferred tax liabilities of $1.5 million for State taxes. See Note 11. Income Taxes in Notes to the Consolidated Financial Statements included in Item 8. Financial Statements for additional information about our income taxes.
CAPITOL RESOURCES AND LIQUIDITY
Our primary sources of capital and liquidity are our cash flows from operations and availability of borrowing capacity under our Successor Credit Facility. Our most significant cash outlays relate to our development capital expenditures and current period operating expenses.
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
Cash flows for 2020 and 2019 are presented below:

In thousands	Successor	Predecessor
	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Net cash provided by (used in):
Operating activities	$12,987	$88,236	$80,322
Investing activities	(305)	(92,432)	(146,292)
Financing activities	(5,021)	19,844	63,752
Net change in cash, cash equivalents and restricted cash	$7,661	$15,648	$(2,218)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $101.2 million for the combined Successor and Predecessor periods included with the year ended December 31, 2020, compared to $80.3 million during 2019. Realized commodity derivative gains throughout the Predecessor period in 2020 in addition to the liquidation of our open commodity derivatives in September 2020, contributed to the increase between periods.

Net Cash Used in Investing Activities
Net cash used in investing activities was $92.7 million for the combined Successor and Predecessor periods included with the year ended December 31, 2020, compared to $146.3 million during 2019. This decrease is primarily due to lower drilling and development costs in 2020 due to curtailment of our drilling program starting in the second quarter of 2020 in response to lower commodity prices and liquidity conservation in anticipation of restructuring.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $14.8 million for the combined Successor and Predecessor periods included with the year ended December 31, 2020, compared to $63.8 million during 2019. This decrease primarily results from lower borrowings from our Predecessor Credit Facility during 2020. Currently, our availability under the Successor Credit Facility is $15.0 million and we are required to make quarterly paydowns on our Successor Term Loan Facility which will total $20.0 million annually in 2021.
Debt
Successor Senior Secured Credit Agreements
On the Effective Date, the Successor, through its subsidiary Lonestar Resources America Inc., entered into a new first-out senior secured revolving credit facility with Citibank, N.A., as administrative agent, and the other lenders from time to time party thereto (the “Successor Credit Facility”) and a second-out senior secured term loan credit facility (the “Successor Term Loan Facility” and, together with the Successor Credit Facility, the “Successor Credit Agreements”) by amending and restating the Company’s existing credit agreement (as so amended and restated, the “Predecessor Credit Facility”). The Successor Credit Facility provides for revolving loans in an aggregate amount of up to $225 million, subject to borrowing base capacity. Letters of credit are available up to the lesser of (a) $2.5 million and (b) the aggregate unused amount of commitments under the Successor Credit Facility then in effect. On the Effective Date, Lonestar Resources America Inc. borrowed $60.0 million in term loans under the Successor Term Loan Facility. The Successor Credit Agreements will mature on November 30, 2023. The term loans under the Successor Term Loan Facility amortize on a quarterly basis in an amount equal to $5.0 million, payable on the last day of March, June, September and December of each year. The Successor's obligations under the Successor Credit Agreements are guaranteed by all of the Successor's direct and indirect subsidiaries (subject to certain permitted exceptions) and will be secured by a lien on substantially all of the Successor's, Lonestar Resources America Inc.’s and the guarantors’ assets (subject to certain exceptions).
Borrowings and letters of credit under the Successor Credit Facility are limited by borrowing base calculations set forth therein. The initial borrowing base is $225 million, subject to redetermination. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year, with one interim “wildcard” redetermination available between scheduled redeterminations. The first wildcard redetermination occurred on February 1, 2021, which reaffirmed the initial borrowing base of $225 million.
The Successor Credit Agreements contain customary covenants, including, but not limited to, restrictions on the Successor's ability and that of its subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, or enter into transactions with affiliates.

The Successor Credit Facility contains certain financial performance covenants including the following:

•A Consolidated Total Debt to Consolidated EBITDAX covenant, with such ratio not to exceed 3.5 times; and
•A requirement to maintain a current ratio (i.e., Consolidated Current Assets to Consolidated Current Liabilities) of at least 0.95 times for the three months ended December 31, 2020 and 1.0 times each fiscal quarter thereafter. The current ratio excludes current derivative assets and liabilities, as well as the current amounts due under the Successor Term Loan Facility, from the ratio.

Borrowings under the Successor Credit Agreements bear interest at a floating rate at the Successor's option, which can be either an adjusted Eurodollar rate (the Adjusted LIBOR, subject to a 1% floor) plus an applicable margin of 4.50% per annum or a base rate determined under the Successor Credit Facility (the "ABR", subject to a 2% floor) plus an applicable margin of 3.50% per annum. The weighted average interest rate on borrowings under the Successor Credit Agreements was 5.8% for the month ended December 31, 2020 (Successor). The undrawn portion of the aggregate lender commitments under the Successor Credit Facility is subject to a commitment fee of 1.0%. As of December 31, 2020, the Successor was in compliance with all debt covenants under the Successor Credit Facilities.
Predecessor Senior Secured Bank Credit Facility

From July 2015 through November 30, 2020, the Predecessor maintained a senior secured revolving credit facility with Citibank, N.A., as administrative agent, and other lenders party thereto. All of the Predecessor Credit Facility was refinanced by the Successor Credit Agreements on the Effective Date.
Extinguishment of Predecessor 11.25% Senior Notes

On the Effective Date, the Predecessor's 11.25% Senior Notes due 2023 (the "11.25% Senior Notes") were fully extinguished by issuing equity in the Successor to the holders of that debt.

Debt Issuance Costs
The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. At December 31, 2020 (Successor) and 2019 (Predecessor), the Company had approximately $4.6 million and $0.8 million, respectively, of debt issuance costs associated with the Successor Credit Facility and Predecessor Credit Facility, respectively, remaining that are being amortized over the lives of the respective debt which are recorded as Other Non-Current Assets in the accompanying unaudited condensed consolidated balance sheets.
Capital Expenditures
Historical capital expenditures
The table below summarizes our cash capital expenditures incurred for 2020:

	Successor	Predecessor
In thousands	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020
Acquisition of oil and gas properties	$53	$2,902
Development of oil and gas properties	247	100,437
Purchases of other property and equipment	5	1,007
Total capital expenditures, net	$305	$104,346
For the year ended December 31, 2020, our capital expenditures were funded with $101.2 million of cash flow from operations, with additional funds provided by borrowings on our Predecessor Credit Facility.
2021 Capital Spending
Capital spending levels are highly dependent on revenues, liquidity and our commitment to repay debt. We are currently expect expenditures, including acquisitions, of $45 million to $55 million. This program, as it currently stands, will allow for the drilling of 10 gross wells, all of which will be in our Eagle Ford position in South Texas. As previously noted, our 2021 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital that we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated wells, our drilling results, other opportunities that may become available to us and our ability to obtain capital.

Off-Balance Sheet Arrangements
We have operating leases relating to office space and other minor equipment leases. At December 31, 2020 (Successor), we had a total of $0.4 million of letters of credit outstanding under our Successor Credit Facility. From time-to-time, we enter into other off-balance sheet arrangements and transactions that give rise to off-balance sheet obligations, including non-operated drilling commitments, termination obligations under rig contracts, frac spread contracts, firm transportation, gathering, processing and disposal commitments, and contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices. See Note 15. Commitments and Contingencies in Notes to Consolidated Financial Statements in Item 8. Financial Statements for more information.

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
Fresh Start Accounting
Upon emergence from bankruptcy, we met the criteria and were required to adopt fresh start accounting in accordance with Topic 852, Reorganizations, which on the Effective Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date. Fresh start accounting requires that new fair values be established for the Company’s assets, liabilities and equity as of the date of emergence from bankruptcy, November 30, 2020. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor and required a number of estimates and judgments to be made. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, financial projections, enterprise value and equity value, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there is no assurance that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially. Among the most material of these judgments and estimates that were made were the following:
•Reorganization Value – The reorganization value derived from the range of enterprise values associated with the Plan was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their fair values. The value of the reconstituted entity (i.e., Successor) was based on management projections and the valuation models as determined by the Plan of Reorganization. We determined the enterprise and corresponding equity value of the Successor using various valuation approaches and methods, including: (i) income approach using a calculation of the present value of future cash flows based on our financial projections, (ii) the market approach using selling prices of similar assets and (iii) the cost approach.
•Oil and Natural Gas Properties – The fair value of our oil and natural gas properties was determined based on the discounted cash flows expected to be generated from these assets. The computations were based on market conditions and reserves in place as of the Effective Date. The fair value analysis was based on the Company’s estimated future production rates of proved and probable reserves as prepared by the Company’s internal reserves group. Discounted cash flow models were prepared using the estimated future revenues and operating costs for all developed wells and undeveloped properties comprising the proved and probable reserves. Future revenue estimates were based upon estimated future production rates and forward strip oil and natural gas prices and other factors. A risk adjustment factor was applied to each reserve category, consistent with the risk of the category. Discount factors utilized were derived using a weighted average cost of capital computation, which included an estimated cost of debt and equity for market participants with similar geographies and asset development type and varying corporate income tax rates based on the expected point of sale for each property’s produced assets.

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
During the fourth quarter of 2019 (Predecessor), we recorded impairment charges totaling approximately $48.4 million for our East Region properties in Brazos County, $33.9 million of which related to proved properties and $14.5 million which related to unproved properties. These impairments resulted from recent well results as well as a deterioration of commodity prices and the operating environment in the Region.
During the first quarter of 2020 (Predecessor), we recorded impairment charges totaling approximately $199.9 million across various Eagle Ford properties, of which $199.0 million was proved and $0.9 million was unproved. These impairments resulted from removing PUDs and probable reserves from future development plans due to the continued depressed commodity prices and the uncertainly of Company's liquidity situation at the time.
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
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain taxpayer relief as a result of the COVID-19 pandemic. The CARES Act included several favorable provisions that impacted income taxes, primarily the modified rules on the deductibility of business interest expense for 2019 and 2020, a five-year carryback period for net operating losses generated after 2017 and before 2021, and the acceleration of refundable alternative minimum tax credits. The CARES Act did not materially impact our effective tax rate for the eleven months ended November 30, 2020 (Predecessor) and month ended December 31, 2020 (Successor).
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
The following table shows the fair value of our derivative contracts and the hypothetical result from a 10% change in commodity prices as of December 31, 2020 (Successor). We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks could be mitigated by price changes in the underlying physical commodity:

		Hypothetical Fair Value
(in thousands)	Fair Value	10% Increase In Commodity Price	10% Decrease In Commodity Price
Swaps	$(6,675)	$5,791	$(19,140)
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
Interest Rate Risk
As of December 31, 2020 (Successor), we had $264.6 million outstanding under the Successor Credit Agreements, which are subject to floating market rates of interest. Borrowings under the Credit Facility bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increase in this interest rate can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31, 2020 (Successor), a 100-basis-point change in interest rates would change our annualized interest expense by approximately $2.5 million.
In connection with our hedging activity, we have exposure to financial institutions in the form of derivative transactions. The counterparties on our derivative instruments currently in place have investment-grade credit ratings. We expect that any future derivative transactions we enter into will be with these counterparties or our lenders under our Successor Credit Agreements that will carry an investment-grade credit rating.
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
Item 8. Financial Statements and Supplementary Data.
The financial statements and supplementary information required by this Item appears starting on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

Remediation of Previous Material Weakness

Prior to filing the quarterly report on Form 10-Q for the period ended September 30, 2020, the Company identified a material weakness relating to the operating effectiveness of controls over significant and unusual transactions – specifically relating to restructuring-related matters. This error was identified and corrected prior to the filing of the Form 10-Q but could have resulted in a material misstatement of the financial statements. This error was the result of inadequate operating effectiveness of controls pertaining to the Company’s review of its bankruptcy-related accounting and disclosures.

To remediate the material weakness described above and enhance our internal control over financial reporting, management implemented additional internal training and incremental reviews of work performed by consultants for its bankruptcy-related accounting disclosures. As a result of this additional training, management has determined that the foregoing material weakness has been remediated as of December 31, 2020.

Changes in Internal Control over Financial Reporting
Other than the remediation efforts related to the material weakness noted above, during the fourth quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, our Chief Executive Officer and our Chief Accounting Officer concluded that our internal control over financial reporting was effective, as of December 31, 2020, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Information about our Executive Officers and Directors
The following table provides information regarding the Company’s executive officers and directors (ages are as of March 26, 2021):

Name	Position	Age
Frank D. Bracken, III	Chief Executive Officer and Director	57
Barry D. Schneider	Chief Operating Officer	58
Jason N. Werth	Chief Accounting Officer	45
Thomas H. Olle	Vice President - Reservoir Engineering	66
Jana Payne	Vice President - Geosciences	59
Richard Burnett	Chairman	47
Eric Long	Director	51
Gary D. Packer	Director	58
Andrei Verona	Director	42
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

Richard Burnett is the Chairman of our Board of Directors, a position he has held since November 2020. Mr. Burnett is the President and Chief Executive Officer of Silver Creek Oil & Gas. Mr. Burnett previously served as Chief Financial Officer of Covey Park Energy, where he was instrumental in the divestiture of the company. Before joining Covey Park Energy, Mr. Burnett served as the Chief Financial Officer of Double Eagle Energy Holdings II and served as the Vice President, Chief Financial Officer and Chief Accounting Officer of EXCO Resources, Inc. Prior to these roles, Mr. Burnett was a partner at KPMG LLP and a Manager at Arthur Anderson LLP. He also serves on the board of both US Well Services and Select Energy Services, as a Director and the Chairman of the Audit Committee. Mr. Burnett is a Certified Public Accountant in the State of Texas.

Eric Long is a member of our Board of Directors, a position he has held since November 2020. Mr. Long is a Managing Director and Portfolio Manager at EIG Global Energy Partners (EIG). Prior to joining EIG in 2014, Mr. Long was a senior investment banker with Goldman Sachs. During his tenure, Mr. Long advised companies on a broad range of transactions including mergers, acquisitions, divestitures, debt and equity financings and other strategic investment activities. Prior to joining Goldman Sachs, Mr. Long was a Director in the Transaction Services Group of PricewaterhouseCoopers in the energy practice. Mr. Long is a Chartered Financial Analyst (CFA). He holds a Bachelor of Arts degree from the University of Vermont and a Masters of Business Administration from the Wharton School at the University of Pennsylvania.

Gary D. Packer is a member of our Board of Directors, a position he has held since November 2020. Mr. Packer has over 35 years in the oil & gas industry. He previously served as the Chief Operating Officer and Executive Vice President of Newfield Exploration Company for 10 years where he oversaw the Company’s worldwide operations and regional businesses prior to their sale to Encana in 2019 (~$8B). Before joining Newfield in 1995, Mr. Packer served in various engineering roles of increasing responsibility at Amerada Hess Corporation and Tenneco Oil Company. He has also served on several boards, including Bennu Oil & Gas, LLC, Independent Petroleum Association of America and affiliated Energy Education Center, and Independent Petroleum Association of Mountain States. Mr. Packer currently serves as Chairman of Penn State’s Petroleum and Natural Gas Engineering Industry & Professional Advisory Council and Inspiration Ranch. Mr. Packer is a Registered Professional Engineer in the State of Texas.

Andrei Verona is a member of our Board of Directors, a position he has held since November 2020. Mr Verona is a Portfolio Manager at Saye Capital Management, an opportunistic credit hedge fund. He manages the corporate portion of the portfolio, which invests primarily in high yield and distressed bonds with a focus on restructurings and other event-driven opportunities. Before joining Saye Capital, Mr. Verona was a Vice President in Gleacher & Company's Investment Banking Group. At Gleacher he focused on middle market corporates, advising clients on in-court and out-of-court restructurings, financings, and M&A transactions. Prior to Gleacher, he was a Senior Associate in GSC Partners' Corporate Credit Group. Mr. Verona started his career in the convertible bond and structured credit groups at Pacific Investment Management Company (PIMCO). He graduated cum laude from the University of California Los Angeles with a degree in Economics. Mr. Verona is a director for lracore International, where he is the Audit Chair, and Unit Corporation, where he serves on the Audit and Compensation Committees.
There are no family relationships among any of our directors or executive officers.

The remainder of the response to this item is contained in the Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(a)(3)    Exhibits
The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
		Form	File No.	Exhibit
2.1	Scheme Implementation Agreement, by and between Lonestar Resources US Inc. and Lonestar Resources Limited, executed on December 28, 2015	10-12B	001-37670	2.1	12/31/15
3.1	Amended and Restated Certificate of Incorporation of Lonestar Resources US Inc.	8-K	001-37670	3.1	12/1/20
3.4	Second Amended and Restated Bylaws of Lonestar Resources US Inc.	8-K	001-37670	3.2	12/1/20
4.1	Registration Rights Agreement dated as of November 30, 2020, among Lonestar Resources US Inc. and the holders party thereto.	8-K	001-37670	10.2	12/1/20
4.2	Tranche 1 Warrant Agreement, dated November 30, 2020, by and between Lonestar Resources US Inc., Computershare Inc. and Computershare Trust Company, N.A., as warrant agent.	8-K	001-37670	10.3	12/1/20
4.3	Tranche 2 Warrant Agreement, dated November 30, 2020, by and between Lonestar Resources US Inc., Computershare Inc. and Computershare Trust Company, N.A., as warrant agent.	8-K	001-37670	10.4	12/1/20
4.4	Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	8-K	001-37670	10.4	12/1/20
10.1	Credit Agreement, dated July 28, 2015, among Lonestar Resources America Inc., Citibank, N.A., as Administrative Agent, and the guarantors and lenders party thereto.	10-12B	001-37670	10.3	12/31/15
10.2	First Amendment to Credit Agreement, dated effective April 29, 2016, among Lonestar Resources America Inc., Citibank, N.A., as Administrative Agent, and the guarantors and lenders party thereto.	10-12B/A	001-37670	10.5	6/9/16
10.3	Second Amendment to Credit Agreement, dated effective May 19, 2016, among Lonestar Resources America Inc., Citibank, N.A., as Administrative Agent, and the guarantors and lenders party thereto.	10-12B/A	001-37670	10.6	6/9/16
10.4	Third Amendment to Credit Agreement and Limited Waiver, dated effective July 27, 2016, among Lonestar Resources America Inc., Citibank, N.A., as Administrative Agent, and the guarantors and lenders party thereto.	8-K	001-37670	10.1	8/2/16
10.5	Fourth Amendment to Credit Agreement dated effective November 23, 2016, among Lonestar Resources America Inc., Citibank N.A., as administrative agent, and lenders party thereto.	10-K/A	001-37670	10.7	11/2/18
10.6	Fifth Amendment to Credit Agreement and Limited Waiver dated effective December 29, 2016, among Lonestar Resources America Inc., Citibank, N.A., as administrative agent and lenders party thereto.	10-K/A	001-37670	10.8	11/2/18
10.7	Sixth Amendment and Joinder dated June 15, 2017 to the Credit Agreement dated July 28, 2015 by and among Lonestar Resources America, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., Inc. as administrative agent and issuing bank.	8-K	001-37670	10.2	6/21/17

10.8	Limited Waiver, Borrowing Base Redetermination and Amendment No. 7 to Credit Agreement, dated as of January 4, 2018, by and among Lonestar Resources America Inc., the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent and issuing bank.	8-K	001-37670	10.1	1/9/18
10.9	Borrowing Base Redetermination Agreement and Amendment No. 8 to Credit Agreement.	8-K	001-37670	10.1	5/24/18
10.10	Limited Waiver Agreement, dated as of March 28, 2018, among Lonestar Resources America Inc., the guarantor parties hereto, Citibank, N.A., as administrative agent and issuing bank, and lenders party thereto.	10-K/A	001-37670	10.11	11/2/18
10.11	Ninth Amendment and Joinder to Credit Agreement dated November 15, 2018, among Lonestar Resources America Inc., the Guarantors party hereto, Citibank, N.A, as administrative agent and issuing bank, and lenders party thereto.	8-K	001-37670	10.1	11/19/18
10.12†	Lonestar Resources US Inc. Amended and Restated 2016 Incentive Plan, as amended and restated as of May 28, 2019	8-K	001-37670	10.1	5/28/19
10.13	Borrowing Base Redetermination and Tenth Amendment to Credit Agreement	8-K	001-37670	10.1	6/18/19
10.14	Limited Waiver and Eleventh Amendment to Credit Agreement	10-K	001-37670	10.15	4/13/20
10.15	Twelfth Amendment to Credit Agreement	8-K	001-37670	10.1	5/11/20
10.16	Waiver and Thirteenth Amendment to Credit Agreement	8-K	001-37670	10.1	6/17/20
10.17	Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement	10-Q	001-37670	10.3	7/2/20
10.18	Lonestar Resources US. Inc. Change in Control Severance Plan	10-Q	001-37670	10.4	7/2/20
10.19	Lonestar Resources US Inc. Change in Control Severance Plan Eligibility Notification (Executive)	10-Q	001-37670	10.5	7/2/20
10.20	Forbearance Agreement	8-K	001-37670	10.1	8/3/20
10.21	Amendment No. 1 to the Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement	8-K	001-37670	10.2	8/3/20
10.22	Amendment No. 2 to the Forbearance Agreement, Fourteenth Amendment, and Borrowing Base Agreement	8-K	001-37670	10.1	8/21/20
10.23	Restructuring Support Agreement, dated September 14, 2020 by and among the Company, Lonestar Resources America Inc., each other direct and indirect wholly-owned, domestic subsidiary of the Company party thereto and the Consenting Creditors.	8-K	001-37670	10.1	9/14/20
10.24	Joint Prepackaged Plan of Reorganization for Lonestar Resources US Inc. and Its Affiliate Debtors Under Chapter 11 of the Bankruptcy Code.	8-K	001-37670	10.1	11/12/20
10.25	Employment Agreement, dated November 30, 2020, by and between Lonestar Resources US Inc. and Frank D. Bracken, III.	8-K	001-37670	10.5	12/1/20
21.1	List of subsidiaries of Lonestar Resources US Inc.					*
23.1	Consent of W.D. Von Gonten & Co.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer					*
32.1	Section 1350 Certification of Chief Executive Officer Executive Officer					**
32.2	Section 1350 Certification of Chief Accounting Officer Officer Accounting Officer					**
99.1	Report of W.D. Von Gonten & Co. regarding the Company’s estimated proved reserves as of December 31, 2019, dated February 12, 2020	10-K	001-37670	99.2	4/13/20
99.2	Report of W.D. Von Gonten & Co. regarding the Company’s estimated proved reserves as of December 31, 2020, dated March 22, 2021					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
*    Filed herewith.
**    Furnished herewith
†    Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONESTAR RESOURCES US INC.

March 31, 2021	/s/ Frank D. Bracken, III
Frank D. Bracken, III
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Frank D. Bracken, III	Chief Executive Officer and Director	March 31, 2021
Frank D. Bracken, III	(Principal Executive Officer)

/s/ Jason N. Werth	Chief Accounting Officer	March 31, 2021
Jason N. Werth	(Principal Financial and Accounting Officer)

/s/ Richard Burnett	Chairman of the Board	March 31, 2021
Richard Burnett

/s/ Eric Long	Director	March 31, 2021
Eric Long

/s/ Gary D. Packer	Director	March 31, 2021
Gary D. Packer

/s/ Andrei Verona	Director	March 31, 2021
Andrei Verona

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lonestar Resources US Inc.
Fort Worth, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lonestar Resources US Inc. and its subsidiaries (the “Company”) as of December 31, 2020 (Successor) and 2019 (Predecessor) and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for the periods from December 1 through December 31, 2020 (Successor) and January 1 through November 30, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor) including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 (Successor) and 2019 (Predecessor), and the results of its operations and its cash flows for the periods from December 1, 2020 to December 31, 2020 (Successor) and January 1 through November 30, 2020 (Predecessor), and for each of the year ended December 31, 2019 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

Change in Basis of Accounting

As discussed in Note 3 to the consolidated financial statements, upon emerging from bankruptcy proceedings on November 30, 2020, the Company became a new entity for financial reporting purposes and applied fresh-start accounting. The Company’s assets and liabilities were recorded at their estimated fair values, which differed materially from the previously recorded amounts. As a result, the consolidated financial statements for period following the application of fresh-start accounting are not comparable to the financial statements for previous periods.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Dallas, Texas
March 31, 2021

PART I—FINANCIAL INFORMATION
Item 8. Financial Statements.
Lonestar Resources US Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$17,474	$3,137
Restricted cash	8,972	—
Accounts receivable
Oil, natural gas liquid and natural gas sales	11,635	15,991
Joint interest owners and other, net	4,076	1,310
Derivative financial instruments	1,703	5,095
Prepaid expenses and other	1,118	2,208
Total current assets	44,978	27,741
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	314,685	1,050,168
Unproved properties	34,929	76,462
Other property and equipment	19,680	21,401
Less accumulated depreciation, depletion, amortization and impairment	(2,056)	(464,671)
Property and equipment, net	367,238	683,360
Accounts receivable	6,053	—
Accounts receivable related party	—	5,816
Derivative financial instruments	395	1,754
Other non-current assets	4,651	2,108
Total assets	$423,315	$720,779

See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,651	$33,355
Accounts payable – related parties	—	189
Oil, natural gas liquid and natural gas sales payable	18,760	14,811
Accrued liabilities	15,983	26,905
Derivative financial instruments	7,938	8,564
Current maturities of long-term debt	20,000	247,000
Total current liabilities	70,332	330,824
Long-term liabilities
Long-term debt	255,328	255,068
Asset retirement obligations	4,573	7,055
Deferred tax liability, net	—	931
Equity warrant liability	—	129
Equity warrant liability - related parties	—	235
Derivative financial instruments	835	1,898
Other non-current liabilities	—	3,752
Total long-term liabilities	260,736	269,068
Commitments and contingencies (Note 15)
Stockholders’ equity
Predecessor common stock, $0.001 par value, 100,000,000 shares authorized, 24,945,594 shares issued and outstanding	—	142,655
Predecessor preferred stock, $0.001 par value, 100,328 shares issued and outstanding	—	—
Predecessor additional paid-in capital	—	175,738
Successor common stock, $0.001 par value, 90,000,000 shares authorized, 10,000,149 shares issued and outstanding	10	—
Successor additional paid-in capital	92,953	—
Accumulated deficit	(716)	(197,506)
Total stockholders’ equity	92,247	120,887
Total liabilities and stockholders’ equity	$423,315	$720,779

See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Successor	Predecessor
	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Revenues
Oil sales	$8,112	$80,244	$157,873
Natural gas liquid sales	1,083	9,982	15,668
Natural gas sales	1,706	15,100	21,611
Total revenues	10,901	105,326	195,152
Expenses
Lease operating	1,418	$20,435	31,925
Gas gathering, processing and transportation	461	6,182	4,656
Production and ad valorem taxes	667	6,508	11,169
Depreciation, depletion and amortization	2,093	70,122	88,618
Loss on sale of oil and gas properties	—	1,337	33,508
Impairment of oil and gas properties	—	199,908	48,412
General and administrative	1,505	28,444	16,489
Acquisition costs and other	254	330	1,840
Total expenses	6,398	333,266	236,617
Income (loss) from operations	4,503	(227,940)	(41,465)
Other (expense) income
Interest expense	(1,476)	(35,411)	(43,879)
Unrealized gain on warrants	—	363	691
(Loss) gain on derivative financial instruments	(3,743)	66,699	(30,861)
Reorganization items, net	—	73,471	—
Total other (expense) income, net	(5,219)	105,122	(74,049)
Loss before income taxes	(716)	(122,818)	(115,514)
Income tax benefit	—	4,679	12,495
Net loss	(716)	(118,139)	(103,019)
Preferred stock dividends	—	(4,566)	(8,544)
Undeclared cumulative preferred stock dividends	—	(3,671)	—
Net loss attributable to common stockholders	$(716)	$(126,376)	$(111,563)

Net loss per common share attributable to common stockholders
Basic	$(0.07)	$(5.00)	$(4.48)
Diluted	$(0.07)	$(5.00)	$(4.48)

Weighted Average Shares Outstanding
Basic	10,000,149	25,262,136	24,875,793
Diluted	10,000,149	25,262,136	24,875,793
See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2018 (Predecessor)	24,645,825	$142,655	91,784	$—	$174,379	$(94,487)	$222,547
Shares issued pursuant to stock-based compensation plan	299,769	—	—	—	—	—	—
Payment-in-kind dividends	—	—	8,544	—	—	—	—
Stock-based compensation	—	—	—	—	1,359	—	1,359
Net loss	—	—	—	—	—	(103,019)	(103,019)
Balances at December 31, 2019 (Predecessor)	24,945,594	$142,655	100,328	$—	$175,738	$(197,506)	$120,887
Payment-in-kind dividends	—	$—	4,566	$—	$—	$—	$—
Stock-based compensation	366,617	—	—	—	274	—	274
Net loss	—	—	—	—	—	(118,139)	(118,139)
Cancellation of Predecessor equity	(25,312,211)	(142,655)	(104,894)	—	(176,012)	315,645	(3,022)
Issuance of Successor common stock	10,000,149	10	—	—	91,864	—	91,874
Issuance of Successor warrants	—		—	—	1,089	—	1,089
Balances at November 30, 2020 (Predecessor)	10,000,149	$10	—	$—	92,953	$—	$92,963

Balances at December 1, 2020 (Successor)	10,000,149	$10	—	$—	$92,953	$—	$92,963
Net loss	—	—	—	—	—	(716)	(716)
Balances at December 31, 2020 (Successor)	10,000,149	$10	—	$—	92,953	$(716)	$92,247
See accompanying Notes to Consolidated Financial Statements.

Lonestar Resources US Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Successor	Predecessor
	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Cash flows from operating activities
Net loss	$(716)	$(118,139)	$(103,019)
Adjustments to reconcile net loss to net cash provided by operating activities
Noncash reorganization items, net	—	(85,483)	—
Depreciation, depletion and amortization	2,093	70,122	88,618
Stock-based compensation	—	(2,091)	1,822
Deferred taxes	—	(931)	(11,440)
Loss (gain) on derivative financial instruments	3,743	(66,699)	30,861
Settlements of derivative financial instruments	—	66,761	(3,550)
Impairment of oil and natural gas properties	—	199,908	48,412
Loss on sale or abandonment of property and equipment	—	1,337	34,560
Non-cash interest expense	131	2,002	2,652
Unrealized gain on warrants	—	(363)	(691)
Changes in operating assets and liabilities
Accounts receivable	3,499	(2,146)	(4,481)
Prepaid expenses and other assets	(49)	2,233	(623)
Accounts payable and accrued expenses	4,286	21,725	(2,799)
Net cash provided by operating activities	12,987	88,236	80,322

Cash flows from investing activities
Acquisition of oil and gas properties	(53)	(2,902)	(5,642)
Development of oil and gas properties	(247)	(100,436)	(148,438)
Proceeds from sales of oil and gas properties	—	11,913	11,470
Purchases of other property and equipment	(5)	(1,007)	(3,682)
Net cash used in investing activities	(305)	(92,432)	(146,292)

Cash flows from financing activities
Proceeds from borrowings	—	332,759	139,000
Payments on borrowings	(5,021)	(308,205)	(75,248)
Payments of financing fees	—	(4,710)	—
Net cash (used) provided by financing activities	(5,021)	19,844	63,752

Increase (decrease) in cash, cash equivalents and restricted cash	7,661	15,648	(2,218)
Cash, cash equivalents and restricted cash at beginning of the period	18,785	3,137	5,355
Cash, cash equivalents and restricted cash at end of the period	$26,446	$18,785	$3,137

Supplemental information:
Cash paid for taxes	$—	$—	$38
Cash received for income tax refunds	4,690	—	—
Cash paid for interest	—	28,081	41,217
Non-cash investing and financing activities:
Asset retirement obligation	$177	$(3,013)	$(440)
Increase (decrease) in liabilities for capital expenditures	239	(39,501)	17,993
Conversion of senior notes and preferred stock into common stock	—	91,864	—
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
Emergence from Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code

On September 30, 2020 (the “Petition Date”), Lonestar Resources US Inc. and 21 of its directly and indirectly owned subsidiaries (collectively, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors’ Chapter 11 cases were administered jointly under the caption In re Lonestar Resources US Inc., et al., Case No. 20-34805 (collectively, the “Chapter 11 Proceedings”). During the pendency of the Chapter 11 Proceedings, the debtors in the Chapter 11 Proceedings (the “Debtors”), operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.
On November 12, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the chapter 11 plan of reorganization (the “Plan”) and approving the Disclosure Statement. The Company emerged from bankruptcy and went effective with its plan of reorganization on November 30, 2020 (the “Effective Date”). In January 2021, the Successor's new common stock commenced trading on the OTCQX Best Market under the ticker symbol "LONE".
Bankruptcy Accounting

The consolidated financial statements have been prepared in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”).

ASC 852 requires that the financial statements, for periods subsequent to filing of the Chapter 11 Proceedings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the consolidated statements of operations.

In accordance with ASC 852, the Company qualified for and adopted fresh start accounting (“Fresh Start Accounting”) upon emergence from Chapter 11, at which point the Company became a new entity for financial reporting because (i) the holders of the then existing voting shares of the Predecessor company received less than 50% of the voting shares of the Successor company outstanding upon emergence and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.

Upon adoption of Fresh Start Accounting as reflected in Note 3. Fresh Start Accounting, the reorganization value derived from the enterprise value associated with the Plan was allocated to the Company’s identifiable tangible and intangible assets and liabilities in conformity with the procedures specified by ASC 805, Business Combinations. Deferred income tax amounts were determined in accordance with ASC 740 Income Taxes.

References to “Predecessor” relate to the Consolidated Balance Sheets as of December 31, 2019, and Consolidated Statements of Operations for the year ended December 31, 2019 and for the period from January 1, 2020 through and including the adjustments from the application of Fresh Start Accounting on November 30, 2020 (“Predecessor Period”). References to “Successor” relate to the Consolidated Balance Sheets of the reorganized Company as of December 31, 2020 and Consolidated Statements of Operations from December 1, 2020 through December 31, 2020 (“Successor Period”) and are not comparable to the Consolidated Financial Statements of the Predecessor as indicated by the “black line” division in the financials and footnote tables, which emphasizes the lack of comparability between amounts presented. In addition, Note 3. Fresh Start Accounting provides a summary of the Consolidated Balance Sheets as of November 30, 2020 in the first column, and then presents adjustments to reflect the Plan and fresh start impacts to derive the opening Successor Consolidated Balance Sheets as of November 30, 2020. The Company’s financial results for future periods following the application of Fresh Start Accounting will be different from historical trends and the differences may be material.

See Note 2. Emergence from Chapter 11 Bankruptcy Proceedings and Note 3. Fresh Start Accounting for additional details regarding the bankruptcy.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties and impairment of proved and unproved oil and gas properties, in part, is determined using estimates of proved oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Significant estimates underlying these financial statements also include the estimated costs and timing of asset retirement obligations, the fair value of commodity derivatives, the fair value of warrants, restricted stock units and stock appreciation rights, accruals related to oil and natural gas volumes and revenues, estimates related to income taxes, estimates used in determination of the reorganization values, enterprise value and the fair value assets and liabilities recorded as a result of fresh-start accounting . Changes in facts and circumstances or additional information may result in revised estimates, actual results may differ from these estimates.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company's reported total revenues, expenses, net income, current assets, total assets, current liabilities, total liabilities or stockholders’ equity.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly-liquid investments to be cash equivalents if they have maturities of three months or less when purchased. The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the Consolidated Balance Sheets to "Cash, cash equivalents and restricted cash at the end of the period" as reported within the Consolidated Statements of Cash Flows:

	Successor	Predecessor
In thousands	December 31, 2020	December 31, 2019
Cash and cash equivalents	$17,474	$3,137
Restricted cash, current	8,972	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$26,446	$3,137

Restricted cash, current in the table above represents escrow funds maintained by the Successor in accordance with the Plan, as well as funds reserved to cover the balance of the PPP Loan until the Successor receives the final loan forgiveness determination from the Small Business Administration (“SBA”), in accordance with SBA guidance, or until the PPP loan is repaid.
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
For the month ended December 31, 2020 (Successor), three purchasers accounted for 10% or more of the Company's oil and natural gas revenues: Ace Gathering Inc. (31%), Texla Energy Management Inc. (24%) and Enterprise Crude Oil, LLC (24%), and for the eleven months ended November 30, 2020 (Predecessor), five purchasers accounted for 10% or more of the Company's oil and natural gas revenues: Enterprise Crude Oil, LLC (23%), Texla Energy Management Inc. (22%), Ace Gathering Inc. (21%), NGL Crude Logistics, LLC (14%) and Shell Trading (US) Company (10%). For the year ended December 31, 2019 (Predecessor), six purchasers accounted for 10% or more of the Company's oil and natural gas revenues: Shell Trading (US) Company (23%), Texla Energy Management (17%), Enterprise Crude Oil LLC (16%), Ace Gathering, Inc. (14%), GulfMark Energy, Inc. (13%) and NGL Crude Logistics LLC (10%).
As of December 31, 2020 (Successor), five purchasers accounted for 10% or more of the Company's receivables related to oil and natural gas sales: Enterprise Crude Oil, LLC (24%), Ace Gathering, Inc. (23%), Texla Energy Management Inc. (19%), NGL Crude Logistics LLC (14%), and Shell Trading (US) Company (10%). As of December 31, 2019 (Predecessor), three purchasers accounted for 10% or more of the Company's receivables related to oil and natural gas sales: Texla Energy Management Inc. (59%), Ace Gathering, Inc. (13%) and Shell Trading (US) Company (11%).
Oil and Natural Gas Properties
Lonestar uses the successful efforts method of accounting to account for its oil and natural gas properties. Under this method, costs of acquiring properties, costs of drilling successful exploration wells, and development costs are capitalized. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. The Company’s policy is to expense the costs of such exploratory wells if a determination of proved reserves has not been made within a 12-month period after drilling is complete. As of December 31, 2020 (Successor) the Company did not have any capitalized exploratory well costs that were pending determination of proved reserves. All costs related to development wells, including related production equipment and lease acquisition costs, are capitalized when incurred, whether productive or nonproductive.
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
The Company evaluates impairment of proved and unproved oil and gas properties on a region basis. On this basis, certain regions may be impaired because they are not expected to recover their entire carrying value from future net cash flows. As a result of this evaluation, the Predecessor recorded impairment oil and gas properties of $199.9 million for the three months ended March 31, 2020, of which $199.0 million was proved and $0.9 million was unproved. The impairment was the result of removing development of PUD and probable reserves from future net cash flows as the Predecessor could not assure that they would be developed going forward in light of continued depressed commodity prices and uncertainty regarding the Predecessor's liquidity situation at the time.
Upon emergence from bankruptcy, the Company adopted fresh start accounting which resulted in our long-lived assets being recorded at their estimated fair value at the Effective Date (see Note 3, Fresh Start Accounting, to the consolidated financial statements for additional information). There were no material changes to our key cash flow assumptions and no triggering events since the Company’s assets were revalued in fresh start accounting as of November 30, 2020; therefore, no impairment was identified in December 2020.
Asset Retirement Obligations
Asset retirement obligations are recognized at their fair value at the time that the obligations are incurred. Oil and gas producing companies incur such a liability upon acquiring or drilling a well. Under ASC 410, an asset retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties in the accompanying consolidated balance sheets, which is allocated to expense over the useful life of the asset. Periodic accretion of the discount on asset retirement obligations is recorded as part of depreciation, depletion and amortization ("DD&A") expense in the accompanying consolidated statement of operations. See Note 8. Asset Retirement Obligations, for more information.
Revenue Recognition
Lonestar recognizes revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer, using a five-step process, in accordance with ASC 606, Revenue from Contracts with Customers. See Note 6. Revenue Recognition.

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
The Company periodically evaluates the realizable tax benefits of deferred tax assets and records a valuation allowance, if required, based on an estimate of the amount of deferred tax assets the Company believes does not meet the more likely than not criteria of being realized. See Note 11. Income Taxes for more information.
The Company evaluates uncertain tax positions, which requires significant judgments and estimates regarding the recoverability of deferred tax assets, the likelihood of the outcome of examinations of tax positions that may or may not be currently under review, and potential scenarios involving settlements of such matters. Changes in these estimates could materially impact the consolidated financial statements. No liability for material uncertain tax positions existed as of December 31, 2020 (Successor) or December 31, 2019 (Predecessor).
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
All stock compensation plans and awards in effect during the Predecessor periods were cancelled on the Effective Date and no new stock compensation plans have been adopted by the Successor as of December 31, 2020.
COVID-19
The Company considered the impact of the ongoing COVID-19 pandemic on the assumptions and estimates used in the consolidated financial statements. The effects of COVID-19 and concerns regarding its global spread have negatively impacted global demand for crude oil and natural gas, which has and could continue to contribute to price volatility, impact prices the Company receives for crude oil, natural gas and NGLs, and materially and adversely affect the demand for and marketability of its production, as well as lead to temporary curtailment or shut-ins of production due to lack of downstream demand or storage capacity. The Company's estimates and assumptions were based on historical data and consideration of future market conditions. The potential additional impacts from COVID-19 on the Company’s financial position, results of operations and cash flows will depend on uncertain factors, including future developments and new information that may emerge regarding the severity and duration of COVID-19, the actions taken by authorities to contain it or treat its impact, and the availability and acceptance of vaccines, all of which are beyond the Company’s control and difficult to predict.

CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”) to provide certain taxpayer relief as a result of the COVID-19 pandemic. The CARES Act included several favorable provisions that impacted income taxes, primarily the modified rules on the deductibility of business interest expense for 2019 and 2020, a five-year carryback period for net operating losses generated after 2017 and before 2021, and the acceleration of refundable alternative minimum tax credits. The CARES Act did not materially impact the Predecessor's or Successor's effective tax rates for the eleven months ended November 30, 2020 and one month ended December 31, 2020, respectively.

The Predecessor applied for, and received, a loan under the Paycheck Protection Program ("PPP") during the second quarter of 2020 in the amount of $2.2 million. The application for this loan required the Predecessor to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Predecessor to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of this loan, and the forgiveness of the loan, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The PPP loan bears interest of 1% and, if not forgiven, has a maturity date of May 8, 2022. Prior to emergence from Chapter 11, the Predecessor applied for loan forgiveness and placed cash equal to the outstanding principal balance of the PPP loan in escrow pending the final forgiveness determination by the SBA, in accordance with SBA guidelines.
Net Loss per Common Share
Prior to the Effective Date, the Predecessor company used the two-class method is utilized to compute earnings per common share as our Class A Participating Preferred Stock (the "Preferred Stock") was considered a participating security. Under the two-class method, losses are allocated only to those securities that have a contractual obligation to share in the losses of the Company. The Preferred Stock was not obligated to absorb Company losses and accordingly was not allocated losses. Net income attributable to common stockholders is allocated between common stock and participating securities based on the weighted average number of common shares and participating securities outstanding for the period. Upon the Effective Date, the Preferred Stock was extinguished and the two-class method is no longer necessary to compute earnings per share for the Successor starting with the month ended December 31, 2020.
Basic earnings per share is computed by dividing the allocated net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
Diluted earnings per share is computed similarly except that the denominator is increased to include dilutive potential common shares. Potential common shares for the Predecessor consisted of warrants, equity compensation awards and preferred stock, while potential common shares for the Successor consist of warrants. In certain circumstances adjustment to the numerator is also required for changes in income or loss resulting from the potential common shares. Basic weighted average common shares exclude shares of non-vested restricted stock. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic earnings per share.
For the periods presented, there were no differences between the basic and diluted weighted average common shares. The following securities were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive:

	Successor	Predecessor
	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Preferred stock	—	17,173,272	15,828,683
Warrants	1,111,110	760,000	760,000
Stock appreciation rights	—	1,010,000	1,010,000
Restricted stock units	—	1,344,006	1,555,676

Predecessor Divestiture
On March 22, 2019, the Predecessor completed the divestiture of its Pirate assets in Wilson County for an adjusted cash purchase price of $11.5 million, after closing adjustments, to a private third-party. The assets were comprised of 3,400 net undeveloped acres, six producing wells, held seven proved undeveloped locations as of the closing date, and were producing approximately 200 BOE/d. The Predecessor recognized a loss of $33.5 million during the first quarter of 2019 in conjunction with the sale of the assets.

Recent Accounting Pronouncements

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes ("ASU 2019-12”). The objective of ASU 2019-12 is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and to provide more consistent application to improve the comparability of financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related footnote disclosures.

Financial Instruments — Credit Losses. In June 2016, the Financial Accounting Standards Board ("FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses ("ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires the use of a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022 for Smaller Reporting Companies, which the Company currently is classified as, and interim periods within those fiscal years, and early adoption is permitted. Entities must adopt the amendment using a modified retrospective approach to the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 is currently not expected to have a material effect on the Company's consolidated financial statements.

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) or another reference rate to alternative reference rates. The amendments in this ASU were effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. Currently, the Company's Successor Credit Agreements are the Company's only contracts that makes reference to a LIBOR rate and the agreements outline the specific procedures that will be undertaken once an appropriate alternative benchmark is identified. The Company does not expect this guidance to have a significant impact on its consolidated financial statements and related footnote disclosures.
Note 2. Emergence from Voluntary Reorganization under Chapter 11
As noted above, on the Petition Date, Lonestar Resources US Inc. and 21 of its directly and indirectly owned subsidiaries filed Bankruptcy Petitions for relief under Chapter 11. In addition, on the Petition Date, the Debtors filed their Joint Prepackaged Plan of Reorganization with the Bankruptcy Court (the “Plan”). On November 12, 2020, the Bankruptcy Court entered its confirmation order (the “Confirmation Order”) approving and confirming the Plan. On November 30, 2020, (the “Effective Date”) the Plan became effective and was implemented in accordance with its terms.

Plan of Reorganization

On the Effective Date, the Company consummated the following reorganization transactions in accordance with the Plan:

•Adopted an amended and restated its certificate of incorporation and bylaws, which reserved for issuance 90,000,000 shares of common stock, par value $0.001 per share, (the “New Common Stock”) and 10,000,000 shares of preferred stock, par value $0.001 per share;
•Cancelled all outstanding common and preferred shares of the Predecessor and the Predecessor's equity compensation plan and related unvested shares.
•Provided for the following settlement of claims and interests in the Predecessor as follows:
◦Holders of claims on the Predecessor Senior Secured Credit Facility (the "Prepetition RBL Claims") received distributions of:
▪Cash in the amount of all accrued and unpaid interest;
▪A first-out senior secured revolving credit facility with total aggregate commitments of $225 million;

▪A second-out senior secured term loan credit facility in an amount equal to $60 million;
▪555,555 Tranche 1 warrants and 555,555 Tranche 2 warrants, reflecting up to a 10% ownership stake in the Successor company's equity interests;
•Holders of the 11.25% Senior Notes due 2023 (the "Prepetition Notes Claims") received distributions of a pro rata share of 96% of 10,000,149 shares of New Common Stock issued on the Effective Date, subject to dilution by a to-be-adopted management incentive plan (the "MIP") and the new warrants);
•Holders of Predecessor preferred equity interests received distributions of a pro rata share of 3% of the New Common Stock in the Successor company (subject to dilution by the MIP and the new warrants);
•Holders of Predecessor Class A common stock received distributions of a pro rata share of 1% of the New Common Stock in the Successor company (subject to dilution by the MIP and new warrants); and
•General unsecured creditors were paid in full in cash.
•Incurred “success fees” of $4.7 million; and
•Reserved approximately $6.8 million to pay professional fees associated with the Chapter 11 Proceedings that were yet to be approved by the Bankruptcy Court.
Reorganization Items, Net

Any expenses, gains and losses that are realized or incurred as of or subsequent to the Petition Date and as a direct result of the bankruptcy proceedings and adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments were determined, are recorded under “Reorganization Items, Net” on our Consolidated Statements of Operations for the Predecessor and consist of the following:

Predecessor
In Thousands	Period from September 30, 2020 through November 30, 2020
Unamortized discounts and debt issuance costs	$(3,243)
Professional fees and other	(11,847)
Fresh start valuation adjustments	(93,282)
Gain on settlement of liabilities subject to compromise	181,843
Total reorganization items, net	$73,471

Liabilities Subject to Compromise

Liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 Proceedings and have been segregated and classified as liabilities subject to compromise on the Predecessor’s consolidated balance sheets at the amounts that were allowed, or that the Company estimated would be allowed, as claims in the Chapter 11 Proceedings. See Note 3. Fresh Start Accounting for further information on the composition of liabilities subject to compromise and satisfaction pursuant to the Plan.

Note 3. Fresh-Start Accounting

All conditions required for the adoption of fresh-start accounting were met when the Plan became effective, November 30, 2020. The implementation of the Plan and the application of fresh-start accounting materially changed the carrying amounts and classifications reported in the Company’s consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the financial statements on or prior to the Effective Date are not comparable with the financial statements after the Effective Date.

Upon the application of fresh-start accounting, the Company allocated the reorganization value to its individual assets and liabilities in conformity with ASC 805, Business Combinations (“ASC 805”). The amount of deferred income taxes recorded was determined in accordance with ASC 74 Income Taxes. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities.

Reorganization Value

Under ASC 852, the Successor Company must determine an enterprise value to be assigned to the debt and equity of the emerging company as of the date of adoption of fresh-start accounting. In the disclosure statement associated with the Plan, which was confirmed by the Bankruptcy Court, the Company estimated a range of enterprise values to be approximately $290 million to $415 million, with a midpoint of $353 million. The Company deemed it appropriate to use the midpoint between the low end and high end of the range to determine the final enterprise value of $353 million.

The enterprise value was derived using an asset-based valuation methodology of estimated proved reserves, undeveloped acreage, and other financial information, considerations and projections, applying a combination of the income, cost and market approaches as of the fresh-start reporting date of November 30, 2020.

The Company’s principal assets are its oil and natural gas properties. For purposes of estimating the fair value of the Company’s proved, probable, and possible reserves, an income approach was used which estimated fair value based on the anticipated cash flows associated with the Company’s reserves, including future operating and development costs. Within the income approach, the reserve categories were risked and discounted using a weighted average cost of capital rate of 10.5%. The proved reserve locations were limited to wells expected to be drilled, at that time, in the Company’s 5-year development plan while the probable and possible reserves included wells that are expected to be drilled in year 2025 and beyond. Commodity prices utilized in the determination of the fair value of oil and natural gas properties were based on the New York Mercantile Exchange (“NYMEX”) strip as of the Effective Date for years 2020 through 2022 and then escalated at an inflation rate of 2% through the end of the life of the reserves. In estimating the fair value of the Company’s undeveloped acreage, a market approach was used in which a review of recent transactions was considered. See further discussion below in the Fresh-start accounting adjustments for the specific assumptions used in the valuation of the Company’s various other assets.

The fair value of the Successor’s exit financing (revolving credit facility and term loan facility) was estimated based on the Discounted Cash Flow (“DCF”) approach, taking into consideration credit quality of the Company and the yield of the instruments. The Company concluded that the terns of the exit financing are at fair value.

The fair value of the Successor warrants was estimated by applying a Monte Carlo simulation model (“MCSM”) to incorporate the Minimum Equity Value hurdle of $100 million for the Warrants.

The MCSM approach was employed to simulate future equity value in a risk-neutral framework. For each simulation path, the equity value for Lonestar was simulated from the Valuation Date to the Expiration Date to see if the simulated equity value met the Minimum Equity Value Threshold during the 3-year measurement period for each tranche of the Warrants. The volatility input used in the simulation was based on a set of guideline public companies (“GPC”). Specifically, the GPC’s equity volatilities were calculated as the average of the 3-year historical volatility and implied volatility, which was then adjusted for leverage. The risk-free interest rate was based on the yields on U.S. Treasury Strips with a remaining term of 3.0-year, which is commensurate with the remaining contractual term of the Warrants as sourced from Capital IQ.

Although the Company believes the assumptions and estimates used to develop enterprise value and reorganization value are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating these values are inherently uncertain and require judgment. The following table reconciles the Company’s Enterprise value to the estimated fair value of the Successor’s common stock as of November 30, 2020:

In thousands	As of November 30, 2020
Enterprise value	$353,000
Plus: Cash and cash equivalents and restricted cash (excluding funds held in the professional fee escrow of $6.8 million)	11,970
Less: Fair value of debt	(272,007)
Fair Value of Successor equity	$92,963

The following table reconciles the enterprise value to its reorganization value of Successor’s assets to be allocated to the Company’s individual assets as of the Effective Date:

In thousands	As of November 30, 2020
Enterprise value	$353,000
Plus: Cash and cash equivalents and restricted cash (excluding funds held in the professional fee escrow of $6.8 million)	11,970
Current liabilities (excluding current portion of long-term debt)	41,459
Non-current liabilities excluding long-term debt	4,846
Mortgage obligations related to Boland Building LLC	8,328
Reorganization value of Successor's assets to be allocated	$419,603

Balance Sheet

The adjustments included in the following fresh start consolidated balance sheet reflect the effects of the transactions contemplated by the Plan and executed by the Company on the Effective Date (reflected in the column “Reorganization Adjustments”) as well as fair value and other required accounting adjustments resulting from the implementation of fresh start accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the estimated fair values and significant assumptions.

	As of November 30, 2020
In thousands	Predecessor	Reorganization Adjustments	(1)	Fresh Start Adjustments		Successor
Current assets
Cash and cash equivalents	$40,565	$(30,752)	(2)	$—		$9,813
Restricted Cash	2,157	6,815	(3)	—		8,972
Accounts receivable
Oil, natural gas liquid and natural gas sales	10,354	—		—		10,354
Joint interest owners and other, net	1,458	—		—		1,458
Derivative financial instruments	916	—		—		916
Prepaid expenses and other	8,403	100	(4)	—		8,503
Total current assets	63,853	(23,837)		—		40,016
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	1,100,211	—		(786,239)	(16)	313,972
Unproved properties	77,382	—		(42,457)	(16)	34,925
Other property and equipment	21,862	—		(2,188)	(16)	19,674
Less accumulated depreciation, depletion, amortization and impairment	(734,231)	—		734,231	(16)	—
Property and equipment, net	465,224	—		(96,653)		368,571
Accounts receivable	6,053	—		—		6,053
Derivative financial instruments	216	—		—		216
Other non-current assets	209	4,538	(5)	—		4,747
Total assets	$535,555	$(19,299)		$(96,653)		$419,603

	As of November 30, 2020
In thousands	Predecessor	Reorganization Adjustments	(1)	Fresh Start Adjustments		Successor
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,606	$(1,898)	(6)	$—		$6,708
Oil, natural gas liquid and natural gas sales payable	17,507	—		—		17,507
Accrued liabilities	8,972	3,951	(7)	—		12,923
Derivative financial instruments	4,321	—		—		4,321
Current maturities of long-term debt	286,759	(264,602)	(8)	—		22,157
Total current liabilities	326,165	(262,549)		—		63,616
Long-term liabilities
Long-term debt	8,991	249,602	(9)	(402)	(17)	258,191
Asset retirement obligations	7,327	—		(2,969)	(18)	4,358
Deferred tax liability, net	—	—		—		—
Equity warrant liability	—	—		—		—
Derivative financial instruments	485	—		—		485
Other non-current liabilities	(10)	—		—		(10)
Total long-term liabilities	16,793	249,602		(3,371)		263,024
Liabilities subject to compromise	271,110	(271,110)	(10)	—		—
Total liabilities	614,068	(284,057)		(3,371)		326,640
Stockholders’ equity
Predecessor common stock	142,655	(142,655)	(11)	—		—
Predecessor preferred stock	—	—	(11)	—		—
Predecessor additional paid-in capital	176,012	138,980	(12)	(314,992)	(19)	—
Successor common stock	—	10	(13)	—		10
Successor additional paid-in capital	—	92,953	(14)	—		92,953
Accumulated deficit	(397,180)	175,470	(15)	221,710	(19)	—
Total stockholders’ equity	(78,513)	264,758		(93,282)		92,963
Total liabilities and stockholders’ equity	$535,555	$(19,299)		$(96,653)		$419,603

	Reorganization Adjustments
		Increase / (Decrease)

(1)	Represent amounts recorded as of the Effective Date for the implementation of the Plan, including, among other items, issuance of new debt, settlement Predecessor’s liabilities subject to compromise and issuance of the Successor’s common stock and warrants.

(2)	Changes in cash and cash equivalents include the following :
	Proceeds from Successor Senior Secured Credit Facility	$224,602
	Proceeds from Successor Second Out Term Loan	60,000
	Payment of Predecessor Senior Secured Credit Facility	(284,602)
	Payment of Successor Senior Secured Credit Facility	(15,000)
	Payment of Predecessor Senior Secured Credit Facility interest and fees	(764)
	Payment of deferred financing fees for the Successor Senior Secured Credit Facility and Successor Second-Out Term Loan	(4,710)
	Payment to fund professional fee escrow	(6,815)
	Payment of professional fees including success fees	(3,373)
	Payment of bank fees	(90)
	Net change in cash and cash equivalents	$(30,752)

(3)	Represents the funding of the professional fee escrow associated with the Chapter 11 Proceedings.

(4)	Represents the overpayment of professional fees.

(5)	Changes in other non-current assets include the following :

	Payment of deferred financing fees for the Senior Secured Credit Facility and Successor Second Out Term Loan	$4,710
	Elimination of deferred financing fees on the Predecessor Senior Secured Credit Facility	(172)
	Net change in other non-current assets	$4,538

(6)	The decrease in accounts payable represents the payment of previously accrued professional fees.

(7)	Net change in accrued liabilities include the following :

	Accrual of professional fees (success fees)	$4,715
	Payment of Predecessor Senior Secured Credit Facility interest and fees	(764)
	Net change in other current liabilities	$3,951

(8)	Net change in current maturities of long-term debt includes the following :

	Proceeds from Successor Second-Out Term Loan (current portion)	$20,000
	Payment of Predecessor Senior Secured Credit Facility	(284,602)
	Net change in current maturities of long-term debt	$(264,602)

(9)	Net change in long-term debt includes the following :

	Borrowings under Successor Senior Secured Credit Facility	$224,602
	Borrowings under Successor Second-Out Term Loan (long-term portion)	40,000
	Payment of Successor Senior Secured Credit Facility	(15,000)
	Net change in long-term debt	$249,602

		Increase / (Decrease)
(10)	Liabilities subject to compromise was settled in accordance with the Plan and the resulting gain were determined as follows:

	Liabilities subject to compromise consist of:
	11.25% Senior Notes	$(250,000)
	Interest on 11.25% Senior Notes	(21,094)
	Stock compensation liability	(15)
	Acceleration of unvested predecessor stock compensation on the Effective Date	(21)
	Predecessor warrant liability	(1)
	Total liabilities subject to compromise	$(271,131)

	Liabilities subject to compromise were settled as follows:
	Total liabilities subject to compromise	$(271,131)
	Less: Distribution of Successor ordinary shares to creditors	88,199
	Less: Distribution of Successor warrants to creditors	1,089
	Gain on settlement of liabilities subject to compromise	$(181,843)

(11)	Represents the cancellation of Predecessor ordinary and preferred shares at par value pursuant to the Plan.

(12)	Net change in Predecessor additional paid-in capital include the following :

	Cancellation of Predecessor ordinary and preferred shares	$142,655
	Issuance of Successor ordinary shares to Predecessor preferred shareholders	(2,756)
	Issuance of Successor ordinary shares to Predecessor ordinary shareholders	(919)
	Net change in Predecessor additional paid-in capital	$138,980

(13)	Represents the issuance of Successor ordinary shares to creditors, prior ordinary and preferred shareholders at par value.

(14)	Successor additional paid-in capital consists of:

	Issuance of Successor ordinary shares to creditors	$88,189
	Issuance of Successor warrant to holders of the Predecessor Senior Secured Credit Facility	1,089
	Issuance of Successor ordinary shares to Predecessor preferred shareholders	2,756
	Issuance of Successor ordinary shares to Predecessor ordinary shareholders	919
	Total Successor additional paid in capital	$92,953

		Increase / (Decrease)
(15)	Net change in accumulated deficit consists of the following :

	Gain on settlement of liabilities subject to compromise	$181,843
	Acceleration of Predecessor stock compensation awards	(21)
	Accrual of professional fees (success fee)	(4,715)
	Payment of professional fees (success fee)	(1,375)
	Elimination of deferred financing fees on the Predecessor Senior Secured Credit Facility	(172)
	Payment of bank fees	(90)
	Net change in accumulated deficit	$175,470

Fresh Start Adjustments

(16)	Reflects adjustments to present the proved oil and gas properties, unproved acreage and other property and equipment at their estimated fair values based on the valuation methodology discussed below as well as the elimination of accumulated depreciation, depletion, amortization and impairment. The following table summarizes the components of property, plant and equipment as of the Effective Date:
		Successor Fair Value	Predecessor Historical Value
	Proved properties	$313,972	$1,100,211
	Unproved properties	34,925	77,382
	Other property and equipment	19,674	21,862
		368,571	1,199,455
	Less accumulated depreciation, depletion, amortization and impairment	—	(734,231)
	Property and equipment, net	$368,571	$465,224

	For purposes of estimating the fair value of its other operating property and equipment, the Company used a combination of the market and cost approaches. A market approach was relied upon to value land and vehicles, and in this valuation approach, recent transactions of similar assets were utilized to determine the value from a market participant perspective. For the remaining other operating assets, a cost approach was used. The estimation of fair value under the cost approach was based on current replacement costs of the assets, less depreciation based on the estimated economic useful lives of the assets, age of the assets, physical deterioration, and obsolescence.

(17)	Reflects the fair value adjustment to the Boland LLC mortgage liability.

	The fair value of the Successor’s mortgage obligations related to Boland Building LLC (“Mortgages”) was estimated based on the DCF approach, which relies upon assumptions about the amount and timing of principal and interest payments and current market rates. In this analysis, the remaining interest and principal payments were discounted to present value using a pre-tax discount rate deemed to be reflective of a market yield for the Mortgages as of the Effective Date.

(18)
Adjustment to present at fair value the Company's asset retirement obligations (“ARO”) using assumptions as of the Effective Date, including an inflation factor of 2.5% and an estimated 30-year credit-adjusted risk-free rate of 10.5%.

		Increase / (Decrease)
(19)	The table below reflects the cumulative impact of Fresh Start Adjustments discussed above and the elimination of Predecessor capital in excess of par value and Predecessor accumulated deficit:

	Fresh start valuation adjustments	$(93,282)
	Elimination of Predecessor Accumulated Deficit to Additional Paid In Capital	314,992
	Net Change in Accumulated Deficit	$221,710

Note 4. Commodity Price Risk Activities
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
Inherent in Lonestar's fixed price contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company. As of December 31, 2020 (Successor), the Company had no open physical delivery obligations.
Under the terms of Company's Successor Credit Facility, by no later than 90 days following the Effective Date, which can be extended at the discretion of the Lenders, the Company is required to have hedges in place covering a minimum of 80% of its anticipated production for the period of 36 consecutive calendar months following the Effective Date and 75% of its anticipated production for the 24 months immediately following the date of each Swap Agreement Certificate (as defined in the Agreement).
As of December 31, 2020 (Successor), all of the Company's outstanding derivative contracts were subject to enforceable master netting arrangements whereby payables on those contracts can be offset against receivables from separate derivative contracts with the same counterparty. It is the Company's policy to classify derivative assets and liabilities on a gross basis on its balance sheets, even if the contracts are subject to enforceable master netting arrangements.
The following table summarizes Lonestar's commodity derivative contracts as of December 31, 2020 (Successor):

	Contract			Volume Hedged	Weighted
Commodity	Type	Period	Range (1)	(Bbls/Mcf per day)	Average Price
Oil - WTI	Swaps	Jan - Dec 2021	$42.20 - $47.09	4,146	$43.05
Oil - WTI	Swaps	Jan - Dec 2022	$44.83 - $47.09	2,000	45.62
Natural Gas - Henry Hub	Swaps	Jan - Dec 2021	$2.86 - $3.28	11,991	3.03
Natural Gas - Henry Hub	Swaps	Jan - Dec 2022	$2.70 - $3.14	6,233	2.77
(1) Ranges presented for fixed-price swaps and basis swaps represent the lowest and highest fixed prices of all open contracts for the period presented.

During January 2021, the Company entered into additional WTI swaps of 184,000 (1,000 barrels per day) at an average strike price of $50.37 for the period of July through December 2021, in addition the company entered into additional WTI swaps of 90,500 (500 barrels per day) at an average strike of $49.17 for the period of January through June 2022. During February 2021, the company entered into additional WTI swaps of 221,000 (722 barrels per day) at an average strike price of $55.50 for the period of March through December 2021, in addition the company entered into additional WTI swaps of 297,000 (814 barrels per day) at an average strike of $49.82 for the period of January through December 2022 and entered into Henry Hub swaps for 460,000 MMBtu (5,000 MMBtu/d) at an average strike price of $2.93 per MMBtu.
As of December 31, 2020 (Successor), all of the Company’s derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above. None of the Company’s derivative instruments contain credit-risk related contingent features.

Note 5. Leases
Operating lease ROU assets are presented within Other Property and Equipment on the consolidated balance sheets as of December 31, 2019. The current portion of operating lease liabilities are presented within Accrued Liabilities, and the non-current portion of operating lease liabilities are presented within Other Non-Current Liabilities on the consolidated balance sheet.

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
The components of our total lease expense for 2020 and 2019 are as follows:

	Successor	Predecessor
In thousands	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year ended December 31, 2019
Operating Leases	$—	$45	$273
Short-term leases(1)	246	2,665	2,766
Total lease expense	$246	$2,710	$3,039
Short-term lease costs capitalized to oil and gas properties(2)	$9	$4,704	$11,747
(1) Short-term leases represent expenses related to leases with a contract term of one year or less. The majority of these leases relate to field operating equipment and are included in lease operating expense and gas gathering, processing and transportation expense on the consolidated statement of operations.
(2) Short-term lease costs represent leases with a contract term of one year or less, the majority of which are related to drilling rigs and are capitalized as part of Oil and Gas Properties on the consolidated balance sheets.

Supplemental balance sheet information related to leases follows:

	Successor	Predecessor
In thousands, except lease term and discount rate data	December 31, 2020	December 31, 2019
Operating leases
Assets
Other property and equipment	$—	$45
Liabilities
Accrued liabilities	$—	$45
Weighted-average remaining lease term (years)	—	0.2
Weighted-average discount rate	—	5.0%
Supplemental cash flow information related to leases follows:

	Successor	Predecessor
In thousands	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$—	$45	$273
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$45	$273

Note 6. Revenue Recognition
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
Production Imbalances
Revenue is recorded based on the Company’s share of volumes sold, regardless of whether the Company has taken its proportional share of volumes produced. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. There were no imbalances at December 31, 2020 (Successor) and 2019 (Predecessor).
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
The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the month ended December 31, 2020 (Successor), eleven months ended November 30, 2020 (Predecessor) and year ended December 31, 2019 (Predecessor), revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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
Note 7. Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis
The following table presents Lonestar's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 (Successor) and 2019 (Predecessor):

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020 (Successor)
Assets:
Commodity derivatives	$—	$2,098	$—	$2,098
Liabilities:
Commodity derivatives	—	(8,773)	—	(8,773)
Total	$—	$(6,675)	$—	$(6,675)

December 31, 2019 (Predecessor)
Assets:
Commodity derivatives	$—	$6,849	$—	$6,849
Liabilities:
Commodity derivatives	—	(10,462)	—	(10,462)
Warrants	—	—	(364)	(364)
Stock-based compensation	(1,792)	—	(573)	(2,365)
Total	$(1,792)	$(3,613)	$(937)	$(6,342)

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
Warrants
The fair value of the Predecessor's warrants is based on Black-Scholes valuations. In addition to the Predecessor's observable stock price, other significant inputs are considered unobservable, and the Company has designated these estimates as Level 3.
Stock-Based Compensation
The Predecessor's stock-based compensation includes the liability associated with restricted stock units ("RSUs") and stock appreciation rights ("SARs") dependent on the fair value of the Predecessor's publicly-traded common stock. The fair value of RSUs is measured based on measurable prices on a major exchange; the significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs. The Black-Scholes model used to determine the fair value of the SARs uses inputs, in addition to the Predecessor's observable stock price, that are considered unobservable; to this end the Predecessor has designated these estimates as Level 3. See Note 13. Stock-Based Compensation below for more information.
Level 3 gains and losses
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the year ended December 31, 2020.

	Successor	Predecessor
In thousands	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Fair value of Level 3 instruments, beginning of period	$—	$(937)	$(1,691)
Unrealized gains	—	—	754
Extinguishment of Level 3 instruments on Effective Date	—	937	—
Fair value of Level 3 instruments, end of period	$—	$—	$(937)

Assets and liabilities measured at fair value on a nonrecurring basis

Non-recurring fair value measurements include certain non-financial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and natural gas property assessments; warrants issued in debt or equity offerings and the initial recognition of asset retirement obligations for which fair value is used. Non-recurring fair value measurements also include certain non-financial assets and liabilities as part of fresh-start accounting on the Effective Date (see Note 3. Fresh-Start Accounting). These estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these estimates as Level 3.
Other fair value measurements
The book values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value since it is subject to a short-term floating interest rate that approximates the rate available to the Company.

Note 8. Asset Retirement Obligations
Lonestar recognizes its asset retirement obligations related to the plugging, abandonment and remediation of oil and gas producing properties. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value as of December 31, 2020 (Successor).
The following provides a reconciliation of activity in the asset retirement obligations for 2020 and 2019:

	Successor	Predecessor
In thousands	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Beginning asset retirement obligations	$4,358	$7,055	$7,195
Wells drilled during the year	—	4	26
Wells sold during the year	—	—	(388)
Accretion expense	38	316	300
Revisions in estimated retirement obligations(1)	177	(3,017)	191
Wells plugged and abandoned during the year	—	—	(269)
Ending asset retirement obligations	$4,573	$4,358	$7,055
(1)Revisions of previous estimates during months ended December 31, 2020 (Successor) and the year ended December 31, 2019 (Predecessor) are primarily attributable to changes in estimates of the timing of future costs for oilfield services required to plug and abandon wells. Revisions of previous estimates during the eleven months ended November 30, 2020 (Predecessor) are primarily due to the change in fair value resulting from the Company's fresh-start accounting (see Note 3. Fresh-Start Accounting)
Note 9. Accrued Liabilities
The following table provides detail of Lonestar's accrued liabilities as of December 31, 2020 (Successor) and 2019 (Predecessor):

	Successor	Predecessor
In thousands	December 31, 2020	December 31, 2019
Bonus payable	$1,363	$2,353
Accrued interest - 11.25% Senior Notes	—	14,063
Accrued well costs	1,752	8,932
Third party payments for joint interest expenditures	5,178	—
Accrued professional fees (success fees)	4,710	—
Other	2,980	1,557
Total accrued liabilities	$15,983	$26,905

Note 10. Long-Term Debt
The following long-term debt obligations were outstanding as of December 31, 2020 (Successor) and 2019 (Predecessor):

	Successor	Predecessor
In thousands	December 31, 2020	December 31, 2019
Successor Senior Secured Credit Facility	$209,600	$—
Successor Second-Out Term Loan	55,000	—
Predecessor Senior Secured Credit Facility	—	247,000
11.25% Senior Notes due 2023	—	250,000
Mortgage debt	8,712	8,931
PPP loan	2,157	—
Other	261	271
Total	275,730	506,202
Less unamortized discount	(402)	(3,375)
Less unamortized debt issuance costs	—	(759)
Total net of discount and debt issuance costs	275,328	502,068
Less current obligations(1)	(20,000)	(247,000)
Long-term debt	$255,328	$255,068
(1) Current obligations for the Successor represent four quarterly $5.0 million principal payments due in 2021 and, for the Predecessor, the Senior Secured Credit Facility obligations which were classified as current liabilities as of December 31, 2019.
Successor Senior Secured Credit Agreements
On the Effective Date, the Successor, through its subsidiary Lonestar Resources America Inc., entered into a new first-out senior secured revolving credit facility with Citibank, N.A., as administrative agent, and the other lenders from time to time party thereto (the “Successor Credit Facility”) and a second-out senior secured term loan credit facility (the “Successor Term Loan Facility” and, together with the Successor Credit Facility, the “Successor Credit Agreements”) by amending and restating the Company’s existing credit agreement (as so amended and restated, the “Predecessor Credit Facility”). The Successor Credit Facility provides for revolving loans in an aggregate amount of up to $225 million, subject to borrowing base capacity. Letters of credit are available up to the lesser of (a) $2.5 million and (b) the aggregate unused amount of commitments under the Successor Credit Facility then in effect. On the Effective Date, Lonestar Resources America Inc. borrowed $60.0 million in term loans under the Successor Term Loan Facility. The Successor Credit Agreements will mature on November 30, 2023. The term loans under the Successor Term Loan Facility amortize on a quarterly basis in an amount equal to $5.0 million, payable on the last day of March, June, September and December of each year. The Successor's obligations under the Successor Credit Agreements are guaranteed by all of the Successor's direct and indirect subsidiaries (subject to certain permitted exceptions) and will be secured by a lien on substantially all of the Successor's, Lonestar Resources America Inc.’s and the guarantors’ assets (subject to certain exceptions).
Borrowings and letters of credit under the Successor Credit Facility are limited by borrowing base calculations set forth therein. The initial borrowing base is $225 million, subject to redetermination. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year, with one interim “wildcard” redetermination available between scheduled redeterminations. The first wildcard redetermination occurred on February 1, 2021, which reaffirmed the initial borrowing base of $225 million.
The Successor Credit Agreements contain customary covenants, including, but not limited to, restrictions on the Successor's ability and that of its subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, or enter into transactions with affiliates.

The Successor Credit Facility contains certain financial performance covenants including the following:

•A Consolidated Total Debt to Consolidated EBITDAX covenant, with such ratio not to exceed 3.5 times; and
•A requirement to maintain a current ratio (i.e., Consolidated Current Assets to Consolidated Current Liabilities) of at least 0.95 times for the three months ended December 31, 2020 and 1.0 times each fiscal quarter thereafter. The current ratio excludes current derivative assets and liabilities, as well as the current amounts due under the Successor Term Loan Facility, from the ratio.

Borrowings under the Successor Credit Agreements bear interest at a floating rate at the Successor's option, which can be either an adjusted Eurodollar rate (the Adjusted LIBOR, subject to a 1% floor) plus an applicable margin of 4.50% per annum or a base rate determined under the Successor Credit Facility (the "ABR", subject to a 2% floor) plus an applicable margin of 3.50% per annum. The weighted average interest rate on borrowings under the Successor Credit Agreements was 5.8% for the month ended December 31, 2020. The undrawn portion of the aggregate lender commitments under the Successor Credit Facility is subject to a commitment fee of 1.0%. As of December 31, 2020, the Successor was in compliance with all debt covenants under the Successor Credit Facilities.
Predecessor Senior Secured Bank Credit Facility

From July 2015 through November 30, 2020, the Predecessor maintained a senior secured revolving credit facility with Citibank, N.A., as administrative agent, and other lenders party thereto. All of the Predecessor Credit Facility was refinanced by the Successor Credit Agreements on the Effective Date.
Extinguishment of Predecessor 11.25% Senior Notes

On the Effective Date, the Predecessor's 11.25% Senior Notes due 2023 (the "11.25% Senior Notes") were fully extinguished by issuing equity in the Successor to the holders of that debt.

The contractual interest expense on the 11.25% Notes is in excess of recorded interest expense by $4.7 million from the Petition Date until the Effective Date and was not included as interest expense on the Consolidated Statements of Operations for the Predecessor period because the Company discontinued accruing interest on the 11.25% Senior Notes subsequent to the Petition Date in accordance with ASC 852. The Company did not make any interest payments on the 11.25% Senior Notes subsequent to the Petition Date.
Debt Issuance Costs
The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. At December 31, 2020 (Successor) and 2019 (Predecessor), the Company had approximately $4.6 million and $0.8 million, respectively, of debt issuance costs associated with the Successor Credit Facility and Predecessor Credit Facility, respectively, remaining that are being amortized over the lives of the respective debt which are recorded as Other Non-Current Assets in the accompanying unaudited condensed consolidated balance sheets.
Indebtedness Repayment Schedule
As of December 31, 2020 (Successor), debt is payable over the next five years and thereafter as follows:

Successor
In thousands	December 31, 2020
2021	$20,083
2022	24,019
2023	224,606
2024	7
2025	7
Thereafter	7,008
Total debt	$275,730

Note 11. Income Taxes
The income tax provision is as follows:

	Successor	Predecessor
In thousands	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Current income tax benefit
Federal	$—	$(3,748)	$(591)
State	—	—	(464)
Total current income tax benefit	—	(3,748)	(1,055)
Deferred tax expense (benefit)
Federal	$—	882	(20,989)
State	—	(1,813)	673
Valuation allowance	—	—	8,876
Total deferred income tax benefit	—	(931)	(11,440)
Total income tax benefit	$—	$(4,679)	$(12,495)

The following table provides a reconciliation of Lonestar's actual income tax provision amounts from the expected income tax provision amount by applying the U.S. federal statutory corporate income tax rate of 21% for the period from December 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through November 30, 2020 (Predecessor) and the year ended December 31, 2019 (Predecessor), as follows:

	Successor	Predecessor
In thousands	Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Expected income tax benefit at statutory rate	$(150)	$(25,791)	$(24,258)
Permanent differences	2	4,895	(48)
State taxes, net of Federal benefit	16	(2,514)	307
Fresh start valuation adjustments	—	19,589	—
Gain on settlement of liabilities subject to compromise	—	(38,187)	—
Reduction in deferred tax assets	—	12,537	—
Return to provision adjustment	—	—	2,567
Change in valuation allowance	132	28,541	8,876
Net operating loss carryback	—	(3,749)
Other	—	—	61
Actual income tax benefit	$—	$(4,679)	$(12,495)

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2020 (Successor) and 2019 (Predecessor) are as follows:

	Successor	Predecessor
In thousands	December 31, 2020	December 31, 2019
Deferred tax assets
Net operating loss carryforward	$5,196	$27,025
Oil and gas properties, and other property and equipment	17,828	—
Stock-based compensation	—	922
Intangibles	183	257
Derivative instruments	2,036	606
Interest expense limitation	11,753	19,243
Organizational expenses and other	553	3,306
Total deferred tax assets	$37,549	$51,359
Deferred tax liabilities
Oil and gas properties, and other property and equipment, principally due to intangible drilling assets	$—	$(43,414)
Net deferred tax assets	37,549	7,945
Valuation allowance for deferred tax assets	(37,549)	(8,876)
Net deferred tax liability, net of valuation allowance	$—	$(931)

We have evaluated the income tax impact of the Plan, including the change in control, resulting from our emergence from Chapter 11 Bankruptcy on November, 30, 2020. Under the Plan, a substantial portion of the Company’s pre-petition debt securities were extinguished. When the debt was extinguished, the Company realized CODI for U.S. federal income tax purposes of approximately $181.9 million, which is excludable from taxable income. The CODI exclusion resulted in a partial elimination of or our federal net operating loss carryforwards, as well as a partial reduction in tax basis in assets, in accordance with the attribute reduction and ordering rules of Section 108 of the Code. The deferred tax balances disclosed above for the Successor period ended December 31, 2020 reflect the estimated impact of the reduction of these attributes.

Section 382 of the Code provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company's emergence from chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of Section 382. The limitation under Section 382 is based on the value of the corporation as of the emergence date. The ownership change and resulting annual limitation resulted in the expiration of approximately $46.6 million of net operating losses generated prior to the emergence date. The expiration of these tax attributes was fully offset by a corresponding decrease in the Company's U.S. valuation allowance, which results in no net tax provision.

The amount of U.S.consolidated net operating losses available as of December 31, 2020 (Successor), after attribute reduction and expiration due to Section 382, is estimated to be approximately $24.7 million. Of this amount, $10.0 million is subject to a 20 year carry forward period and will start to expire in 2034. The remaining $14.7 million may be carried forward indefinitely but is subject to a Section 382 limitation.

The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. The Company evaluated possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including income projections, the reversal of existing taxable temporary differences, taxable income in carryback years and available tax planning strategies in making this assessment. We also considered other available evidence as of the balance sheet date, including the tax impacts of the Chapter 11 Proceedings and the partial reduction of tax attributes. Given our cumulative loss position and the continued low oil price environment, management concluded that as of December 31, 2020 (Successor), a valuation allowance should to be applied against the Company’s net deferred tax asset. The Company recorded a valuation allowance as of December 31, 2020 (Successor) of $37.5 million, an increase of $28.7 million from December 31, 2019 (Predecessor). The Company will continue to monitor facts and circumstances surrounding the likelihood that NOL carryforwards and other deferred tax assets will be utilized.

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company has no unrecognized tax benefits for the years ended December 31, 2020 (Successor) and December 31, 2019 (Predecessor). Likewise, the Company has not recorded any interest or penalties associated with uncertain tax positions.
As of December 31, 2020, there are no examinations of federal or state jurisdictions in progress. The Company’s income tax returns related to fiscal years ended December 31, 2010 through December 31, 2020 remain open to possible examination by the tax authorities.
Note 12. Stockholders’ Equity
Registration Rights Agreement

On the Effective Date, the Successor entered into a registration rights agreement (the “Registration Rights Agreement”) with certain parties who received certain shares of New Common Stock on the Effective Date (the “Holders”). The Registration Rights Agreement provides resale registration rights for the Holders’ registrable securities of the Successor.

Pursuant to the Registration Rights Agreement, Holders have customary underwritten offering and piggyback registration rights, subject to the limitations set forth in the Registration Rights Agreement. Under their underwritten offering registration rights, Holders have the right to demand the Successor to effectuate the distribution of any or all of its Registrable Securities by means of an underwritten offering pursuant to an effective registration statement; provided, however, that the expected gross offering price is equal to or greater than $50.0 million in the aggregate. The Successor is not obligated to effect an underwritten demand notice upon certain circumstances, including within 180 days of closing an underwritten offering. Under their piggyback registration rights, if at any time the Successor proposes to undertake a registered offering of New Common Stock for its own account, the Successor must give at least five business days’ notice to all Holders of Registrable Securities to allow them to include a specified number of their shares in the offering.

These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in an offering and the Successor’s right to delay or withdraw a registration statement under certain circumstances. The Successor will generally pay all registration expenses in connection with its obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective. The registration rights granted in the Registration Rights Agreement are subject to customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods and, if an underwritten offering is contemplated, limitations on the number of shares to be included in the underwritten offering that may be imposed by the managing underwriter.

Warrant Agreements

On the Effective Date, pursuant to the terms of the Plan, the Successor entered into a Tranche 1 Warrant Agreement (the “Tranche 1 Warrant Agreement”) and issued warrants (the “Tranche 1 Warrants”) to holders of Allowed Prepetition RBL Claims (as defined in the Plan) or their permitted designees, as applicable, to purchase up to an aggregate of 555,555 shares of common stock in the Successor, par value $0.001 (the “New Common Stock”), at an exercise price of $0.001 per share of New Common Stock, subject to adjustment. The Tranche 1 Warrants may only be exercised at any time after the equity value of the Successor, as calculated pursuant to the Tranche 1 Warrant Agreement, shall have been greater than $100 million (“Valuation Condition”) and expire on November 30, 2023 (the “Expiration Date”).

On the Effective Date, pursuant to the terms of the Plan, the Company entered into a Tranche 2 Warrant Agreement (the “Tranche 2 Warrant Agreement” and, together with the Tranche 1 Warrant Agreement, the “Warrant Agreements”) and issued warrants (the “Tranche 2 Warrants” and, together with the Tranche 1 Warrants, the “Warrants”) to holders of Allowed Prepetition RBL Claims or their permitted designees, as applicable, to purchase up to an aggregate of 555,555 shares of the New Common Stock, at an exercise price of $0.001 per share of New Common Stock, subject to adjustment. The Tranche 2 Warrants may be exercised after the first anniversary of the issuance of the Successor Term Loan Facility if it shall not have been paid in full and if, after the first anniversary date, the Valuation Condition has been met. The Tranche 2 Warrants expire upon the Expiration Date.

All warrants are considered freestanding equity-classified instruments due to their detachable and separately exercisable features. Accordingly, the warrants are presented as a component of Stockholders’ Equity in accordance with ASC 815-40-25.

Note 13. Stock-Based Compensation
Below is a description of stock compensation relating to the Predecessor periods (2019 and the eleven months ended November 30, 2020). All stock compensation plans and awards in effect during the Predecessor periods were cancelled on the Effective Date and no new stock compensation plans have been adopted by the Successor as of December 31, 2020.
Restricted Stock Units - Predecessor
The Predecessor awarded restricted stock units ("RSUs") to employees and directors as part of its long-term compensation program. The awards vested over a three-year period, with specific terms of vesting determined at the time of grant. The Predecessor determined the fair value of granted RSUs based on the market price of the Class A voting common stock of the Predecessor on the date of grant. RSUs were paid in Class A voting common stock or cash (see below) after the vesting of the applicable RSU. Compensation expense for granted RSUs was recognized over the vesting period. For the eleven months ended November 30, 2020 and the year ended December 31, 2019, the Predecessor recognized $(1.2) million and $2.6 million, respectively, of stock-based compensation costs for RSUs.
The Predecessor offered cash settlement to all employees for vested RSUs and, as a result of this modification, the RSU awards are classified as a liability on the Predecessor's balance sheet in accordance with ASC 718, Compensation – Stock Compensation. The liability for RSUs on the accompanying consolidated balance sheet as of December 31, 2019 was $1.8 million.
The following is a summary of the Predecessor's RSU activity:

	Shares	Weighted Average Fair Value per Share
Outstanding non-vested RSUs at December 31, 2019 (Predecessor)	1,849,676	$4.04
Granted	—	—
Vested	(866,800)	0.64
Forfeited	(102,623)	—
Cancelled	(880,253)	$3.41
Outstanding non-vested RSUs at November 30, 2020 (Predecessor)	—	$—
In connection with the Company's emergence from bankruptcy, all RSUs outstanding as of November 30, 2020 were cancelled and there was no remaining compensation cost to be recognized in future periods related to nonvested restricted stock arrangements.
Stock Appreciation Rights - Predecessor
The Predecessor granted awards of stock appreciation rights (“SARs”) to employees and directors as part its long-term compensation program. The awards vested over a three-year period, with specific terms of vesting determined at the time of grant, and expired five years after the date of issuance. The SARs were granted with a strike price equal to the fair market value at the time of grant, which was generally defined as the closing price of the Predecessor's common stock on the NASDAQ on the date of grant.  SARs were paid in cash or common stock at holder’s election once the SAR vested. For the eleven months ended November 30, 2020 and the year ended December 31, 2019, the Predecessor recognized $(0.6) million and $(0.1) million, respectively, of stock-based compensation costs for SARs. The liability for SARs on the accompanying consolidated balance sheet as of December 31, 2019 was approximately $0.6 million.
As of December 31, 2019, there was $0.1 million of total compensation cost to be recognized in future periods related to non-vested SAR grants. The cost was expected to be recognized over a weighted-average period of 0.7 years.

The following is a summary of the Predecessor's SARs activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2019 (Predecessor)	1,010,000	$6.30	2.5
SARs vested and exercisable at December 31, 2019 (Predecessor)	606,250	6.65	2.4
Granted	—	—	—
Vested	198,750	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(805,000)	6.79	1.4
Outstanding at November 30, 2020 (Predecessor)	—	$—	—
SARs vested and exercisable at November 30, 2020 (Predecessor)	—	$—	—
In connection with the Company's emergence from bankruptcy, all SARs outstanding as of November 30, 2020 were cancelled.
Note 14. Related Party Activities
New Tech Global Ventures, LLC, and New Tech Global Environmental, LLC, companies in which a director of the Predecessor owns a limited partnership interest, have provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $1.4 million and $1.7 million for the eleven months ended November 30, 2020 and year ended December 31, 2019, respectively. On the Effective Date, the director resigned from the Company's Board.
In February 2019, the Predecessor purchased a property adjacent to its corporate office for approximately $2.0 million. The transaction was funded with cash from operations. The seller of the property is indebted to certain trusts established in favor of the children of one of the Predecessor's directors, who resigned on the Effective Date from the Company's Board.
Both the Predecessor and Successor is party to a Joint Operating Agreement ("JOA") with an entity which was a related party through common investors and representation on the Board of Directors to the Predecessor Company. The amounts owed the Company by the related party under the JOA are reflected as accounts receivable related party on the accompanying 2019 Consolidated Balance Sheet. Upon the Effective date, the entity is no longer is considered a related party.
Note 15. Commitments and Contingencies
Chapter 11 Proceedings
On September 30, 2020, Lonestar Resources US Inc. and 21 of its directly and indirectly owned subsidiaries filed petitions for reorganization in a voluntary bankruptcy under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas under the caption In re Lonestar Resources US Inc., et al., Case No. 20-34805. On November 12, 2020, the Bankruptcy Court entered the Confirmation Order and on November 30, 2020, the Plan became effective in accordance with its terms and the Company emerged from the Chapter 11 bankruptcy proceedings. In December 2020, the Bankruptcy Court closed the chapter 11 cases of each of Lonestar Resources US Inc. and 20 of its directly and indirectly owned subsidiaries. The chapter 11 case captioned In re Lonestar Resources US Inc., et al., Case No. 20-34805 will remain pending until the final resolution of all outstanding claims.
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
Significant Contracts
Lonestar currently has one drilling rig under contract which commenced on February 1, 2021. The contract provides for a drilling rate of $16.0 thousand per day, and expires 90 days after the commencement date.  Should the Company terminate the contract early, the early termination fee totals $12.0 thousand per day times the remaining number of days left on the contract after the termination date.
Gonzales County AMI
In February 2020, the Predecessor announced that it had entered into a Joint Development Agreement (the "JDA") in Gonzales County with one of the largest producers in the Eagle Ford which encompass an Area of Mutual Interest (the "AMI") totaling approximately 15,000 acres.
The agreement calls for Lonestar to operate a minimum of three to four Eagle Ford Shale wells annually on behalf of the two companies through 2022 that are intended to hold-by-production approximately 6,000 gross acres within the AMI. The agreement gives Lonestar's partner the option to participate in each well with a 50% working interest or to participate via a carried working interest that ranges from approximately 9 to 17%, depending on location. The JDA continued to the Successor upon emergence from bankruptcy.

Lonestar Resources US Inc.
Unaudited Supplementary Information
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)
Capitalized Costs
The following table presents Lonestar's aggregate capitalized costs relating to oil and gas activities as of December 31, 2020 (Successor) and 2019 (Predecessor):

	Successor	Predecessor
In thousands	December 31, 2020	December 31, 2019
Oil and natural gas properties:
Proved properties and equipment	$310,150	$1,043,901
Unproved properties	34,929	76,462
Capitalized asset retirement cost	4,535	6,267
Less:
Accumulated depletion and amortization	(1,919)	(362,815)
Property impairment	—	(98,527)
Total	$347,695	$665,288
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
Costs incurred also include new asset retirement obligations established, as well as changes to asset retirement obligations resulting from revisions in cost estimates or abandonment dates. Asset retirement costs included in the table below were $0.2 million during the year ended December 31, 2019 (Predecessor), asset retirement costs included were negligible for the month ended December 31, 2020 (Successor) and eleven months ended November 30, 2020 (Predecessor). See Note 8. Asset Retirement Obligations for more information.
Costs incurred in oil and natural gas activities were as follows:

	Successor	Predecessor
In thousands	One Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Property acquisition costs:
Unproved properties	$19	$822	$1,696
Proved properties	34	2,079	3,946
Exploration costs	—	—	241
Development costs	492	60,936	165,917
Total costs incurred	$545	$63,837	$171,800

Results of Operations
The following presents the results of operations from oil and natural gas producing activities:

	Successor	Predecessor
In thousands	One Month Ended December 31, 2020	Eleven Months Ended November 30, 2020	Year Ended December 31, 2019
Oil sales	$8,112	$80,245	$157,873
Natural gas liquid sales	1,083	9,982	15,668
Natural gas sales	1,706	15,100	21,611
Lease operating	(1,418)	(20,435)	(31,925)
Gas gathering, production and transportation	(461)	(6,182)	(4,656)
Production and ad valorem taxes	(667)	(6,508)	(11,169)
Depreciation, depletion and amortization	(2,093)	(70,122)	(88,618)
Property impairment	—	(199,908)	(48,412)
Loss on sale of oil and gas properties	—	(1,337)	(33,508)
Net operating income (loss)	6,262	(199,165)	(23,136)
Income tax expense(1)	(1,315)	—	—
Results of operations from oil and natural gas producing activities	$4,947	(199,165)	$(23,136)
(1)    Calculated utilizing 21% standard tax rate.
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

Estimated Quantities of Proved Reserves

	Oil (MBbl)	NGLs (MBbl)	Gas (MMcf)	MBOE (6:1)(1)
Net proved reserves
Reserves at December 31, 2018 (Predecessor)	53,499	19,869	120,165	93,396
New discoveries and extensions	4,349	4,662	29,587	13,941
Purchase of reserves in place	(2,223)	—	—	(2,223)
Revisions of prior year estimates	(3,125)	1,699	15,016	1,077
Production	(2,692)	(1,368)	(8,897)	(5,543)
Reserves at December 31, 2019 (Predecessor)	49,808	24,862	155,871	100,648
New discoveries and extensions	4,299	899	4,907	6,016
Sales of reserves in place	(1,032)	(100)	(465)	(1,210)
Revisions of prior year estimates	(11,564)	(5,017)	(28,066)	(21,258)
Production	(2,457)	(1,150)	(8,196)	(4,973)
Reserves at December 31, 2020 (Successor)	39,054	19,494	124,051	79,223
Proved Developed Reserves:
December 31, 2018 (Predecessor)	15,459	5,721	34,388	26,912
December 31, 2019 (Predecessor)	15,945	8,300	52,605	33,012
December 31, 2020 (Successor)	14,489	7,350	47,088	29,686
Proved Undeveloped Reserves:
December 31, 2018 (Predecessor)	38,040	14,147	85,777	66,484
December 31, 2019 (Predecessor)	33,863	16,562	103,266	67,636
December 31, 2020 (Successor)	24,565	12,145	76,962	49,538
(1)MBOE (One thousand barrels of oil equivalent) is calculated by converting six MMcf of natural gas to one MBbl of oil. A MBbl (barrel) of oil is one thousand stock tank barrels, or 42 thousand U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.
2020 Changes in Reserves
The Company’s proved oil and natural gas reserves decreased to 79,223 MBOE at December 31, 2020 (Successor) from 100,648 MBOE at December 31, 2019 (Predecessor). The Company’s proved oil and natural gas reserves decreased by 16,452 MBOE and the Company produced 4,973 MBOE during the year ended December 31, 2020, resulting in a total decrease of 21,425 MBOE. A decrease of 1,210 MBOE was the result of the sale of reserves in place, which primarily was due to working interest sales in the Company's Gonzales County AMI.
An increase of 6,016 MBOE in 2020 was the result of new discoveries and extensions, which was primarily attributable to drilling operations in the Western and Central Eagle Ford. The Company’s proved oil and natural gas reserves also decreased by 21,258 MBOE during 2020 due to revisions of prior estimates, which were primarily attributable to changes in anticipated development timing and lower weighted-average oil and natural gas prices used to estimate proved reserves in 2020, as compared to 2019.
The Company’s proved developed oil and natural gas reserves decreased to 29,686 MBOE at December 31, 2020 from 33,012 MBOE at December 31, 2019, primarily due to production and revisions to prior estimates discussed above.
At December 31, 2020, the Company’s proved reserves were made up of approximately 74% oil and NGLs and 26% natural gas, and were approximately 37% proved developed and approximately 63% proved undeveloped.
2019 Changes in Reserves
The Company’s proved oil and natural gas reserves increased to 100,648 MBOE at December 31, 2019 (Predecessor) from 93,396 MBOE at December 31, 2018 (Predecessor). The Company’s proved oil and natural gas reserves increased by 12,795 MBOE and the Company produced 5,543 MBOE during the year ended December 31, 2019, resulting in a net increase of 7,252 MBOE. A decrease of 2,223 MBOE was the result of the sale of reserves in place, which primarily came from reserves sold through the Pirate divestiture in March 2019.

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
At December 31, 2019, the Company’s proved reserves were made up of approximately 74% oil and NGLs and 26% natural gas, and were approximately 33% proved developed and approximately 67% proved undeveloped.
Standardized Measure of Discounted Future Net Cash Flows
Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes that such information is essential for a proper understanding and assessment of the data presented.
As of December 31, 2020 (Successor) and 2019 (Predecessor), calculations were made using average prices of $39.57 and $57.66 per barrel of crude oil, respectively, and $1.99 and $2.56 per MCF of natural gas, respectively. NGL pricing used was approximately 27% of crude oil prices at both periods. Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.
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
A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.
The standardized measure of discounted future net cash flows was as follows:

	Successor	Predecessor
In thousands	December 31, 2020	December 31, 2019
Future cash flows	$1,948,870	$3,653,838
Future costs
Production	(613,486)	(1,053,945)
Development	(459,829)	(790,369)
Future inflows before income tax	$875,555	1,809,524
Future income taxes	(112,486)	(230,113)
Future net cash flows	$763,069	1,579,411
10% annual discount for estimated timing of cash flows	$(432,751)	(840,572)
Standardized measure of discounted future net cash flows	$330,318	$738,839

Changes in the standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves were as follows:

	Year Ended December 31,
In thousands	2020	2019
Standardized measure at beginning of year	$738,839	980,133
Sales of oil and natural gas produced, net of production costs	(80,358)	(147,403)
Net change in sales price, net of production costs	(372,671)	(381,061)
Extensions and discoveries, net of future production and development costs	28,680	111,826
Changes in estimated future development costs	108,941	(28,172)
Revisions of quantity estimates	(229,525)	17,441
Changes of production rates (timing) and other	(3,391)	35,205
Accretion of discount	83,423	113,945
Sales of minerals in place	(3,364)	(27,007)
Net change in income taxes	59,744	63,932
Net decrease	(408,521)	(241,294)
Standardized measure at end of year	$330,318	738,839