Form 10-K/A
period 2020-12-31
Lonestar Resources US Inc.
filed 2021-04-30
CIK 1661920

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.5 million.
The number of shares of the Registrant’s voting common stock outstanding as of April 12, 2021 was 10,000,149.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

On March 31, 2021, Lonestar Resources US, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2020. This Form 10-K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of the Company's definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, of the Original Form 10-K.

Director Nominees
The current members of the board of directors of the Company (the "Board") who are also nominees for election to the Board as directors are as follows:

Name	Age	Served as a Director Since	Position(s) with Lonestar
Frank D. Bracken, III	57	2012	Chief Executive Officer and Director
Richard Burnett	47	2020	Chairman
Eric Long	51	2020	Director
Gary D. Packer	58	2020	Director
Andrei Verona	42	2020	Director
The principal occupations and business experience, for at least the past five years, of each Director, are as follows:

FRANK D. BRACKEN, III	Age 57

Frank D. Bracken, III is our Chief Executive Officer. Mr. Bracken has served in this position since January 2012 and has served as a director and Chief Executive Officer of Lonestar Resources, Inc., our wholly-owned subsidiary, since January 2012. Mr. Bracken previously served as Senior Managing Director of Sunrise Securities from September 2008 to December 2011 and as Managing Director of Jefferies LLC from November 1999 to August 2008. During that time, Mr. Bracken led oil and natural gas transactions, spanning from public and private equity and debt offerings to joint ventures in the Haynesville Shale to one of the first purchases of a publicly-traded oil & gas company by a private equity firm. Mr. Bracken was employed by Gerrity Oil and Gas Corp., an NYSE-listed exploration and production company from 1990 – 1992. As Chief Financial Officer and a member of the board of directors at Gerrity Oil & Gas Corp, an NYSE-listed exploration and production company, Mr. Bracken was responsible for corporate budgeting and development, acquisitions, equity and debt financing in public and private offerings, and acquisitions and divestitures. Mr. Bracken holds a Bachelor of Arts degree from Yale University. Mr. Bracken’s background in finance, his extensive experience in various types of transactions including equity and debt financing as well as acquisition and divestitures, particularly in the energy industry, makes him qualified to serve on our Board.

RICHARD BURNETT	Age 47
Richard Burnett is the Chairman of our Board, a position he has held since November 2020. Since November 2019, Mr. Burnett has served as the President and Chief Executive Officer of Silver Creek Oil & Gas. Mr. Burnett previously served as Chief Financial Officer of Covey Park Energy between June 2017 and October 2019, where he was instrumental in the divestiture of the company. Before joining Covey Park Energy, Mr. Burnett served as the Chief Financial Officer of Double Eagle Energy Holdings II between September 2016 and June 2017, and served as the Vice President, Chief Financial Officer and Chief Accounting Officer of EXCO Resources, Inc. between November 2013 and August 2016. Prior to these roles, Mr. Burnett was a partner at KPMG LLP and a Manager at Arthur Anderson LLP. He also serves on the board of both US Well Services and Select Energy Services, as a Director and the Chairman of the Audit Committee. Mr. Burnett is a Certified Public Accountant in the State of Texas. Mr. Burnett received a Bachelor of Business Administration degree in Accounting from Texas Tech University. Mr. Burnett's background and financial experience in the oil and natural gas industry qualifies him for service on our Board.

ERIC LONG	Age 51
Eric Long has served as a director since November 2020. Mr. Long is a Managing Director and Portfolio Manager at EIG Global Energy Partners (EIG). Prior to joining EIG in 2014, Mr. Long was a senior investment banker with Goldman Sachs. During his tenure, Mr. Long advised companies on a broad range of transactions including mergers, acquisitions, divestitures, debt and equity financings and other strategic investment activities. Prior to joining Goldman Sachs, Mr. Long was a Director in the Transaction Services Group of PricewaterhouseCoopers in the energy practice. Mr. Long is a Chartered Financial Analyst (CFA). He holds a Bachelor of Arts degree from the University of Vermont and a Masters of Business Administration from the Wharton School at the University of Pennsylvania. Mr. Long’s background in finance and experience with various types of transactions, particularly in the energy industry, qualifies him for service on our Board.

GARY D. PACKER	Age 58
Gary D. Packer has served as a director since November 2020. Mr. Packer has over 35 years in the oil & gas industry. He previously served as the Chief Operating Officer and Executive Vice President of Newfield Exploration Company for 10 years where he oversaw the Company’s worldwide operations and regional businesses prior to their sale to Encana in 2019. Before joining Newfield in 1995, Mr. Packer served in various engineering roles of increasing responsibility at Amerada Hess Corporation and Tenneco Oil Company. He has also served on several boards, including Bennu Oil & Gas, LLC, Independent Petroleum Association of America and affiliated Energy Education Center, and Independent Petroleum Association of Mountain States. Mr. Packer currently serves as Chairman of Penn State’s Petroleum and Natural Gas Engineering Industry & Professional Advisory Council and Inspiration Ranch. Mr. Packer is a Registered Professional Engineer in the State of Texas. Mr. Packer is a graduate of Penn State University and holds a degree in Petroleum and Natural Gas Engineering. Mr. Packer’s background and experience in the oil and gas industry qualifies him for service on our Board.

ANDREI VERONA	Age 42
Andrei Verona has served as a director since November 2020. Mr. Verona is a Portfolio Manager at Saye Capital Management, an opportunistic credit hedge fund, where he has served since 2013. He manages the corporate portion of the portfolio, which invests primarily in high yield and distressed bonds with a focus on restructurings and other event-driven opportunities. Before joining Saye Capital, Mr. Verona was a Vice President in Gleacher & Company's Investment Banking Group. At Gleacher he focused on middle market corporates, advising clients on in-court and out-of-court restructurings, financings, and M&A transactions. Prior to Gleacher, he was a Senior Associate in GSC Partners' Corporate Credit Group. Mr. Verona started his career in the convertible bond and structured credit groups at Pacific Investment Management Company. He graduated cum laude from the University of California Los Angeles with a degree in Economics. Mr. Verona is a director for lracore International, where he is the Audit Chair, and Unit Corporation, where he serves on the Audit and Compensation Committees. Mr. Verona’s financial experience in the investment banking industry qualifies him for service on our Board.
There are no family relationships among any of our executive officers or directors.
Committees of the Board
Our Board has established three standing committees-Audit, Compensation, and Reserves-each of which operates under a written charter that has been approved by our Board. The members of each of the Board committees and committee Chairs are set forth in the following chart:

Name	Audit	Compensation	Reserves
Frank D. Bracken, III	—	—	—
Richard Burnett	—	X	X
Eric Long	X	Chair	X
Gary D. Packer	X	X	Chair
Andrei Verona	Chair	X	X

Code of Ethics
We have a written Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our directors, officers and employees. We have posted a current copy of the Code of Ethics in the “Governance” section of the “Shareholders” page of our website, www.lonestarresources.com. In addition, we intend to post on our website all disclosures that are required by law or the OTCQX Rules concerning any amendments to, or waivers from, any provision of the Code of Ethics.

Information about the Audit Committee
Our Audit Committee’s responsibilities include, but are not limited to:
*appointing, retaining, overseeing, approving the compensation of, and assessing the independence of our independent registered public accounting firm and any other registered public accounting firm that may be engaged for audit, attestation and related services;
*reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
*discussing the Company’s earnings press releases, as well as financial information and earnings guidance provided to analysts and rating agencies;
*discussing with the independent registered public accounting firm audit problems or difficulties;
*discussing our risk assessment and management policies;
*reviewing and approving related person transactions;
*reviewing and pre-approving audit and non-audit services proposed to be performed by the independent registered public accounting firm, as further described on Item 14. of this proxy statement; and
*establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting or auditing matters.
The Audit Committee charter is available on our website at www.lonestarresources.com. The members of the Audit Committee are Mr. Long, Mr. Packer and Mr. Verona, all of whom meet the independence requirements under Rule 10A-3 promulgated under the Exchange Act and the OTCQX Rules, including those related to Audit Committee membership. Mr. Verona serves as the Chairperson of the Audit Committee. Our Board has determined that Mr. Verona is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

Named Executive Officers
We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are providing a Summary Compensation table and an Outstanding Equity Awards at Fiscal Year-End table as well as narrative disclosures regarding our executive compensation program. The individuals covered by this executive compensation disclosure are our chief executive officer and our two other most highly compensated executive officers. For 2020, our named executive officers were:
*Frank D. Bracken, III, Chief Executive Officer;
*Barry D. Schneider, Chief Operating Officer; and
*Jana Payne, Vice President of Geosciences.
Our compensation committee strives to align Lonestar’s compensation strategy with company performance and stockholder interests and ensure that it is equitable for participants. Compensation for named executive officers includes a fixed component (consisting of base salaries, 401(k) plan contributions and other health and welfare benefits), discretionary annual cash bonus opportunities and long-term equity incentive awards, and such other benefits as discussed below.
2020 Summary Compensation Table
The following table sets forth the compensation of our principal executive officer and the two most highly compensated executive officers other than our principal executive officer:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock(1) Awards ($)	All Other Compensation ($)	Total ($)
Frank D. Bracken, III - Chief Executive Officer	2020	593,750	350,000(5)	—	51,229(2)	994,979
	2019	600,000	489,000	1,322,000	48,114	2,459,114
Barry D. Schneider - Chief Operating Officer	2020	420,000	—	—	40,753(3)	464,753
	2019	420,000	100,000	792,000	31,431	1,343,431
Jana Payne - Vice President of Geosciences	2020	275,000	109,313(5)	—	5,500(4)	389,813

(1)    Amounts reflect the full grant-date fair value of restricted stock units (shown under the heading Stock Awards) granted during 2019, in accordance with FASB ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to executive officers in Note 13 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Stock awards were not granted to our named executive officers during 2020.
(2)    For 2020, includes $8,479 for executive medical coverage, $20,000 representing Mr. Bracken’s auto allowance and $22,750 representing company-matched 401(k) contributions.
(3)    For 2020, includes $12,653 for executive medical coverage, $12,000 representing Mr. Schneider’s auto allowance and $16,100 representing company-matched 401(k) contributions.
(4)    For 2020, includes $5,500 representing Ms. Payne's company-matched 401(k) contributions.
(5)    Amount shown reflects annual bonuses for services in 2020.
Narrative Disclosure to the Summary Compensation Table
For 2020 the principal elements of compensation provided to the named executive officers were base salaries, annual cash bonuses and retirement, health, welfare and additional benefits. Our named executive officers did not receive any equity compensation awards in 2020. Although our chapter 11 plan of reorganization contemplated adoption of an equity-based management incentive plan and awards thereunder to our named executive officers, we did not adopt such plan or grant such awards until April 2021.
2020 Base Salaries.
2020 Base Salaries
Base salaries are generally set at levels deemed necessary to attract and retain individuals with superior talent commensurate with their relative expertise and experience.

2020 Bonuses
Annual cash awards are used to motivate and reward our executives. Our executives are eligible to receive a discretionary annual cash bonus, which for 2020 was not based on any specific performance metrics or criteria other than the achievement of production goals related to the Company’s performance. Unless otherwise determined, awards have historically been subject to an individual’s continued employment through the date of payment of the award. For 2020, Mr. Bracken and Ms. Payne received cash bonus awards in the amount shown the Summary Compensation Table above.
Health, Welfare, Retirement and Other Benefits
In addition to the compensation discussed above, certain executives receive health and welfare plan benefits and an automobile allowance. The Company provides a 401(k) plan to all eligible full-time employees which allows for pre-tax employee contributions up to the maximum allowed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company supplements the employee’s contribution by providing a matching contribution of 100% of up to the first 4% contributed by each employee. This matching contribution is deposited periodically and is 100% vested to the employee’s account.
Employment Agreements
In June 2020, the Company adopted the Lonestar Resources US Inc. Change in Control Severance Plan (the “CIC Severance Plan”) whereby eligible participants will be entitled to severance payments and benefits in the event such participant’s employment is terminated by the Company without cause or if the participant resigns from the Company for good reason, in either case, within two and one-half months prior to, or within two years following, a change in control of the Company, subject to the participant’s execution and non-revocation of a release of claims in favor of the Company. For Mr. Bracken, the cash severance payments would be equal to three times his annual base salary and target bonus amount, and monthly payments of COBRA premiums for a period of three years. For Mr. Schneider and Ms. Payne, the cash severance payments would be equal to two times his annual base salary and target bonus amount, and monthly COBRA premiums for a period of two years. In addition, each participant’s outstanding equity incentive awards would vest in full, subject to attainment of relevant performance goals for performance-based awards.
Our chapter 11 plan of reorganization provided that the CIC Severance Plan would be replaced with new arrangements and on November 30, 2020 we entered into employment agreements with Mr. Bracken and Ms. Payne, which are described below and which supersede the CIC Severance Plan.

Frank D. Bracken, III Employment Agreement

The Company entered into an executive employment agreement with Frank D. Bracken, III, the Company’s Chief Executive Officer, effective November 30, 2020. Mr. Bracken’s employment agreement has a two year term (unless earlier terminated per the terms of Mr. Bracken’s employment agreement) and may be renewed for additional periods upon mutual written agreement of Mr. Bracken and the Board. Notwithstanding the foregoing, in the case of a “change in control” (as defined in Mr. Bracken’s employment agreement), the term of the agreement will automatically renew until the second anniversary of the effective date of such change in control, subject to earlier termination.

•Mr. Bracken’s employment agreement provides for a base salary of $525,000 and eligibility to participant in the company’s annual bonus program. Mr. Bracken’s annual incentive compensation under such incentive program for calendar years 2021 and thereafter will be targeted at 100% of his base salary and which will not exceed 200% of such target. Mr. Bracken is also be eligible to participate in employee benefit plans, programs and arrangements of the Company and a management incentive plan to be implemented by the Company.

•Under the terms of Mr. Bracken’s employment agreement, Mr. Bracken is entitled to certain severance payments and other benefits upon a qualifying termination of employment. Upon termination of Mr. Bracken’s employment due to death or disability, the Mr. Bracken (or his estate) shall receive an amount of cash equal to a pro-rata portion of his annual bonus for the year in which termination occurs determined by multiplying (A) the annual bonus based on actual performance and (B) a fraction with the number of full months of the year elapsed prior to the date of termination in the numerator and 12 as the denominator, payable when bonuses for such year are paid to actively employed senior executive of the Company. Upon termination without cause or due to Mr. Bracken’s resignation for good reason, in either case, which termination does not occur within twenty-four months following date of a Change in Control, then, subject to certain conditions, Mr. Bracken shall receive (A) cash equal to 1.5 times the sum of his (x) annual salary and (y) target annual bonus, payable in equal monthly installments over the 18-month period following the date of termination and (B) if Mr. Bracken elects, the Company shall directly pay for certain healthcare payments pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for the 18-month period following such termination, or such shorter period as provided in Mr. Bracken’s employment agreement.

•If Mr. Bracken is terminated by the Company without cause or due to Mr. Bracken’s resignation for good reason, in either case, on or within twenty-four months following the date of a change in control, then, subject to certain conditions, including the Mr. Bracken signing a release, the Mr. Bracken shall receive (A) an amount in cash equal to 2.0 times the sum of his (x) annual salary and (y) target annual bonus, payable in lump sum, and (B) certain healthcare payments pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for the 24-month period following such termination.

•Mr. Bracken’s employment agreement contains non-competition and non-solicitation covenants for a period of one year post-termination, as well as standard confidentiality and assignment of invention provisions.

Jana Payne Employment Agreement

The Company entered into an executive employment agreement with Jana Payne, the Company’s Vice President of Geosciences, effective November 30, 2020. Ms. Payne’s employment agreement has a two year term (unless earlier terminated per the terms of Ms. Payne’s employment agreement) and may be renewed for additional periods upon mutual written agreement of Ms. Payne and the Board. Notwithstanding the foregoing, in the case of a “change in control” (as defined in Ms. Payne’s employment agreement), the term of the agreement shall automatically renew until the second anniversary of the effective date of such change in control, subject to earlier termination.

•Ms. Payne’s employment agreement provides for a base salary of $291,500 and eligibility to participant in the company’s annual bonus program. Ms. Payne’s annual incentive compensation under such incentive program for calendar years 2021 and thereafter will be targeted at 55% of her base salary and which will not exceed 200% of such target. Ms. Payne will also be eligible to participate in employee benefit plans, programs and arrangements of the Company and a management incentive plan to be implemented by the Company.

•Under the terms of Ms. Payne’s employment agreement, Ms. Payne is entitled to certain severance payments and other benefits upon a qualifying termination of employment. Upon termination of Ms. Payne’s employment due to death or disability, the Ms. Payne (or her estate) shall receive an amount of cash equal to a pro-rata portion of her annual bonus for the year in which termination occurs determined by multiplying (A) the annual bonus based on actual performance and (B) a fraction with the number of full months of the year elapsed prior to the date of termination in the numerator and 12 as the denominator, payable when bonuses for such year are paid to actively employed senior executive of the Company. Upon termination without cause or due to Ms. Payne’s resignation for good reason, in either case, which termination does not occur within twenty-four months following date of a Change in Control, then, subject to certain conditions, Ms. Payne shall receive (A) cash equal to 1.0 times the sum of her (x) annual salary and (y) target annual bonus, payable in equal monthly installments over the 12-month period following the date of termination and (B) if Ms. Payne elects, the Company shall directly pay for certain healthcare payments pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for the 12-month period following such termination, or such shorter period as provided in Ms. Payne’s employment agreement.

•If Ms. Payne is terminated by the Company without cause or due to Ms. Payne’s resignation for good reason, in either case, on or within twenty-four months following the date of a change in control, then, subject to certain conditions, including the Ms. Payne signing a release, the Ms. Payne shall receive (A) an amount in cash equal to 1.5 times the sum of her (x) annual salary and (y) target annual bonus, payable in lump sum, and (B) certain healthcare payments pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for the 18-month period following such termination.

•Ms. Payne’s employment agreement contains non-competition and non-solicitation covenants for a period of one year post-termination, as well as standard confidentiality and assignment of invention provisions.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
All outstanding equity incentive awards held by our named executive officers and other employees were cancelled for no consideration in connection with our chapter 11 plan of reorganization. None of our named executive officers had any equity incentive awards outstanding as of December 31, 2020.
EQUITY COMPENSATION PLAN INFORMATION
The Company did not have any equity compensation plans in effect as of December 31, 2020.
DIRECTOR COMPENSATION
For their service on our Board, each current non-employee member of the Board received in 2020 a prorated annual cash board fee of $60,000. Members of the Audit Committee received a prorated annual cash fee of $25,000 each; members of the Compensation and Nomination Committee received a prorated annual cash fee of $15,000 each; members of the Reserves Committee received a prorated annual cash fee of $10,000 each and Mr. Burnett received a prorated annual cash board chairman fee of $35,000.
For their service on our Board for the Company prior to November 30, 2020 (the "Predecessor"), each non-employee member of the Predecessor's Audit Committee received in 2020 a prorated annual cash board fee of $50,000. Mr. Ellis also received a prorated annual cash Audit Committee chairman fee of $10,000.
The total compensation earned by our non-employee directors during 2020 (regardless of when paid) is set forth in the following table, which amounts represent, except with respect to Mr. Pinkerton, annual board fees, committee fees and chair fees. For Mr. Pinkerton, the amount shown represents cash board chairman fees and retention payments made during the Company's restructuring.

Names	Fees Earned or Paid in Cash ($)
Richard Burnett	10,000
Eric Long(1)	9,167
Gary D. Packer	9,167
Andrei Verona	9,167
Henry B. Ellis(2)	62,500
Daniel R. Lockwood(2)	—
Matthew B. Ockwood(2)	—
Stephen H. Oglesby(2)	52,500
Phillip Z. Pace(2)	—
John H. Pinkerton(2)	510,000
Randy L. Wolsey(2)	52,500
(1)    Mr. Long's director compensation is paid directly to the FS Energy and Power Fund, for which Mr. Long serves as President.
(2)    The Company emerged from bankruptcy and went effective with its plan of reorganization on November 30, 2020 (the "Effective Date"). These Predecessor Board members resigned from the Board on the Effective Date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to holdings of our Common Stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our Common Stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of April 12, 2021, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 10,000,149 shares of Common Stock outstanding as of April 12, 2021. Except as described in the footnotes to the table below, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to warrants, restricted stock units or other rights or conversion privileges held by such person, that may be exercisable or settled for or converted into shares of Common Stock within 60 days of April 12, 2021 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed below is c/o Lonestar Resources US Inc., 111 Boland Street, Suite 301, Fort Worth, Texas, 76107. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Names of Beneficial Owner	Number of LONE Shares	Percentage of Class
5% or Greater Stockholders
David J. Matlin[1]	1,909,786	19%
Loomis, Sayles & Co2	1,758,528	18%
William R. Kruse[3]	1,404,699	14%
Hotchkis and Wiley Capital Management[4]	815,809	8%
B-29 Holdings[5]	592,747	6%
Lisa Matlin[6]	576,000	6%
Named Executive Officers and Directors
Frank D. Bracken, III	1,676	*
Barry D. Schneider	1,282	*
Jana Payne	141	*
Directors (other than Mr. Bracken)
Richard Burnett	—	*
Eric Long	—	*
Gary D. Packer	—	*
Andrei Verona	—	*
All executive officers and directors as a group (7 persons)	3,099	—%
*    Less than one percent.

1    Based on a Schedule 13G filed by David J. Matlin on December 3, 2020, (i) David J. Matlin reported that he had sole voting and dispositive power with respect to 1,909,786 shares of Common Stock. The address of David J. Matlin is 70 East 55th Street, 9th Floor, New York, New York, 10022.
2      Based on a Schedule 13G filed by Loomis, Sayles & Co., L.P. ("Loomis") on February 16, 2021, Loomis reported that it had sole voting power with respect to 1,680,000 shares of Common Stock, shared voting power with respect to 52,608 shares of Common Stock and dispositive power with respect to 1,758,528 shares of Common Stock. The address of Loomis is One Financial Center, Boston, MA, 02111.
3     Based on a Schedule 13G/A filed by William R. Kruse and William T. Kruse on April 9, 2021, (i) William R. Kruse reported that he had shared voting and dispositive power with respect to 1,404,699 shares of Common Stock, and (ii) William T. Kruse reported that he had shared voting and dispositive power with respect to 1,404,699 shares of Common Stock. The address of William R. Kruse and William T. Kruse is 1340 S. Main Street, Suite 300, Grapevine, TX 76051.
4     Based on a Schedule 13G filed by Hotchkis and Wiley Capital Management, LLC ("HWCM") on February 11, 2021, HWCM reported that it had sole voting power with respect to 810,809 shares of Common Stock and dispositive power with respect to 815,809 shares of Common Stock. The Hotchkis and Wiley High Yield Fund, an investment company registered under the Investment Company Act of 1940, has an interest of 631,604 shares. The address of HWCM is 601 S. Figueroa Street, 39th Floor, Los Angeles, CA, 90017.
5    Based on a Schedule 13G filed by B-29 Holdings, LP on April 12, 2021, (i) B-29 Holdings, LP reported that it had shared voting and dispositive power with respect to 592,747 shares. The address of B-29 Holdings, LP is 1700 Pacific Avenue, Suite 3840, Dallas, TX, 75201.
6     Based on a Schedule 13G filed by Lisa Matlin on December 2, 2020, Inc., (i) Lisa Matlin reported that he had sole voting and dispositive power with respect to 576,000 shares of Common Stock. The address of Lisa Matlin is P.O. Box 63, New York, New York, 10014.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Person Transactions Policies and Procedures
Our Board has adopted a written Related Person Transaction Policy and Procedures, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we (including any of our subsidiaries) are, were or will be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person has, had or will have a direct or indirect material interest, which may include, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.
Under the policy, management is responsible for implementing procedures to obtain information with respect to potential related person transactions, and then determining whether such transactions constitute related person transactions subject to the policy. Management then is required to present to the Audit Committee each proposed related person transaction. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. If advance Audit Committee approval of a related person transaction is not feasible, then the transaction may be preliminarily entered into by management upon prior approval by the Chairperson of the Audit Committee, subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next scheduled meeting. Any related person transaction must be approved or ratified by the Audit Committee in order to be consummated or continue, as applicable. Management is responsible for updating the Audit Committee as to any material changes to any approved or ratified related person transaction and for providing a status report at least annually of all current related person transactions at a regularly scheduled meeting of the Audit Committee. No director may participate in approval of a related person transaction for which he or she is a related person. All of the transactions, agreements or relationships described in this section occurred prior to the adoption of this policy.
The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding Common Stock during 2020:
ERIC LONG
One of our current directors, Eric Long, is a Managing Director and Portfolio Manager at EIG Global Energy Partners and President of the FS Energy & Power Fund ("FSEP"). As of the Effective Date, FESP directly owns more than $120,000 in common shares of the Company, although Mr. Long does not directly or beneficially own any equity interests in the Company.
CHAMBERS
On June 15, 2017, we entered into the Securities Purchase Agreement ("SPA") with Chambers Energy Capital III, LP ("Chambers") and simultaneously closed the transactions contemplated thereby. Pursuant to the SPA, we sold to Chambers, in a private placement under the Securities Act of 1933, as amended, shares of the our newly-created Series A-1 Convertible Participating Preferred Stock, par value $0.001 per share (the "Series A-1 Preferred Stock") as well as shares of our Series A-2 Convertible Participating Preferred Stock, par value $0.001 per share (together with the Series A-1 Preferred Stock, the "Series A Preferred Stock”) which was converted into Series A-1 Preferred Stock on November 3, 2017. The aggregate purchase price under the SPA was $78 million.

Pursuant to the terms of the SPA, (a) for so long as Chambers and other persons or entities who became holders of the securities issued or issuable under the SPA and who had previously been approved by the Company in its sole discretion (together with Chambers, the "Approved Holders”) beneficially owned (i) at least 20% of the total number of outstanding shares of the Company’s Class A Common Stock, on an as-converted basis, or (ii) at least 30% of the number of shares of Series A Preferred Stock issued to Chambers at the SPA Closing and at least 15% of the total number of outstanding shares of the Company’s Class A Common Stock, on an as-converted basis, the Approved Holders had the right to designate two directors to the Board; and (b) for so long as the Approved Holders beneficially owned (i) at least 10% of the total number of outstanding shares of the Company’s Class A Common Stock, on an as-converted basis, or (ii) at least 15% of the number of shares of Series A Preferred Stock issued to Chambers at the SPA Closing and at least 5% of the total number of outstanding shares of the Company’s Class A Common Stock, on an as-converted basis, the Approved Holders had the right to designate one director to the Board. Pursuant to the terms described above, Chambers had the right to designate two nominees and have designated Matthew B. Ockwood and Phillip Z. Pace for election to our Board. If a vacancy was created on the Board as a result of the death, disability, retirement, resignation or removal of any Designee, the Approved Holders had the right to nominate a replacement director.

For so long as the Approved Holders beneficially owned at least 10% of the total number of outstanding shares of the Company’s Class A Common Stock, on an as-converted basis, or at least 15% of the number of Series A Preferred Stock issued to Chambers at the SPA Closing, the Company could not undertake certain actions without the prior consent of holders of a majority of all shares of the Company’s Class A Common Stock, on an as-converted basis, held by the Approved Holders.

In connection with the SPA Closing and the issuance of shares of Series A Preferred Stock, the Company entered into a registration rights agreement with Chambers (the "Chambers RRA”). Under the Chambers RRA, the Company agreed to provide to Chambers certain customary demand and piggyback registration rights relating to Chambers’ ownership of Company stock. The Chambers RRA contained customary terms and conditions, including certain customary indemnification obligations.

As of the Effective Date, Chambers is no longer considered a related party.

JEFFERIES FINANCIAL GROUP INC.

On August 2, 2016, the Company entered into a securities purchase agreement, registration rights agreement and an equity commitment agreement with Juneau Energy, LLC ("Juneau”) and Leucadia National Corporation, which has since been renamed Jefferies Financial Group Inc. ("Jefferies”). Pursuant to the registration rights agreement, the Company agreed to register for resale certain Class A Common Stock issued or issuable to Juneau and Jefferies, including shares of Class A Common Stock issuable upon exercise of warrants. Jefferies agreed, pursuant to the equity commitment agreement, to purchase a certain number of Class A Common Stock in case the Company elected to pursue an equity offering prior to December 31, 2016. Pursuant to the equity commitment agreement, Jefferies purchased 3,478,261 shares of Class A Common Stock (at a cost of $20 million) through our equity offering that closed on December 22, 2016. In connection with Jefferies’ equity commitment, the Company paid Jefferies on January 3, 2017 a $1 million fee. In the event Jefferies purchased not less than its commitment amount, the Company agreed to use commercially reasonable efforts to enter into arrangements to provide Jefferies with the right to appoint one director to the Board of the Company, provided that such right would terminate at such time as Jefferies and its affiliates owned a number of shares of Class A Common Stock equal to less than 50% of the shares purchased by Jefferies and its affiliates in such offering. Jefferies elected to take an observer position on the Board, with no voting rights.

As of the Effective Date, Jefferies is no longer considered a related party.

SANCHEZ ENERGY

On May 26, 2017, the Company entered into a purchase and sale agreement (the "Original Marquis PSA” and, as amended by the Amendment to Marquis PSA (as defined below), the "Marquis PSA”) with SN Marquis LLC ("Marquis”), a subsidiary of Sanchez Energy Corporation, pursuant to which the Company agreed to acquire certain oil and gas assets in Fayette, Gonzales and Lavaca Counties, Texas (the "Marquis Assets”) from Marquis. On June 15, 2017, the Company entered into Amendment No. 1 to the Original Marquis PSA (the "Amendment to Marquis PSA”), in order to amend the consideration paid to Marquis and issue shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to Marquis instead of shares of Class A Common Stock. On June 15, 2017, the Company completed the transactions contemplated by the Marquis PSA (the "Marquis Closing”) for total consideration of approximately $50 million (net of approximately $6 million in customary purchase price adjustments), consisting of approximately $44 million in cash and 1,500,000 shares of the Company’s Series B Preferred Stock, which was converted into shares of the Company’s Class A Common Stock on a one-to-one basis on November 3, 2017.

In connection with the Marquis Closing, the Company entered into a registration rights agreement with Marquis (the "Marquis RRA”). Pursuant to the Marquis RRA, the Company agreed to provide to Marquis certain customary demand and piggyback registration rights relating to Marquis’s ownership of Company stock. The Marquis RRA contained customary terms and conditions, including certain customary indemnification obligations.

As of the Effective Date, Sanchez Energy is no longer considered a related party.

DANIEL R. LOCKWOOD

New Tech Global Ventures, LLC, a company in which a director of the Predecessor, Daniel R. Lockwood, owns a minority limited partnership interest, provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $1.7 million in 2020 prior to the Effective Date.

As of the Effective Date, Mr. Lockwood is no longer considered a related party.

JOHN H. PINKERTON

In February 2019, the Company purchased a property adjacent to its corporate office for future expansion for approximately $2.0 million. The transaction was funded with cash from operations. The seller of the property was indebted to certain trusts established in favor of the children of John H. Pinkerton, a director of the Predecessor. The Company understood that the seller may have used some of the proceeds of the sale to satisfy such outstanding indebtedness, though the Company had no interest or influence over any particular outcome.

As of the Effective Date, Mr. Pinkerton is no longer considered a related party.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Item 14. Principal Accounting Fees and Services

Independent Registered Accounting Firm Fees
The following table summarizes the fees of BDO USA, LLP, our independent registered public accounting firm, and its affiliates, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category		2020	2019
Audit Fees	__	$523,727	$717,870
Audit-Related Fees		—	—
Tax Fees		91,800	92,495
All Other Fees		275,000	—
Total Fees		$890,527	$810,365
Audit Fees
Audit fees consist of fees billed for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements, and related services that are normally provided in connection with registration statements. Such services can only be provided by our principal accountants.
Audit-Related Fees
There were no such fees incurred in 2020 or 2019.
Tax Fees
Tax fees consist of fees for professional services, including tax consulting, planning and compliance performed by BDO USA, LLP and its affiliates.

All Other Fees
All other fees consist of services provided by BDO's transaction advisory services group in connection with the Company's evaluation of the tax consequences related to its restructuring activity during 2020. No such fees were incurred in 2019.
Audit Committee Pre-Approval Policy and Procedures
The Audit Committee has adopted a policy (the “Pre-Approval Policy”) which sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage BDO USA, LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by BDO USA, LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On an annual basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by BDO USA, LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

Item 15. Exhibits.
The following documents are included as exhibits to this Form 10-K/A. Those exhibits incorporated by reference are indicated as such in the parenthetical following the description. All other exhibits are included herewith.

Exhibit Number	Description	Filed Herewith

31.1	Section 1350 Certification of Chief Executive Officer	*
31.2	Section 1350 Certification of Chief Accounting Officer	*
104	The cover page from this Amendment No. 1 on Form 10-K/A, formatted in Inline XBRL	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONESTAR RESOURCES US INC.

April 30, 2021	/s/ Frank D. Bracken, III
Frank D. Bracken, III Chief Executive Officer