Form 10-Q
period 2021-03-31
Lonestar Resources US Inc.
filed 2021-05-11
CIK 1661920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File Number: 001-37670

Lonestar Resources US Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	81-0874035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Boland Street, Suite 301, Fort Worth, TX	76107
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (817) 921-1889

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001	LONE	OTCQX Best Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2021, the registrant had 10,097,281 shares of common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
Lonestar Resources US Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$19,494	$17,474
Restricted cash	2,157	8,972
Accounts receivable
Oil, natural gas liquid and natural gas sales	18,839	11,635
Joint interest owners and others, net	2,053	4,076
Derivative financial instruments	840	1,703
Prepaid expenses and other	1,534	1,118
Total current assets	44,917	44,978
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	327,096	314,685
Unproved properties	34,145	34,929
Other property and equipment	19,690	19,680
Less accumulated depreciation, depletion and amortization	(7,237)	(2,056)
Property and equipment, net	373,694	367,238
Accounts receivable	6,200	6,053
Derivative financial instruments	510	395
Other non-current assets	4,444	4,651
Total assets	$429,765	$423,315
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,801	$7,651
Oil, natural gas liquid and natural gas sales payable	15,180	18,760
Accrued liabilities	7,763	15,983
Derivative financial instruments	23,803	7,938
Current maturities of long-term debt	20,000	20,000
Total current liabilities	83,547	70,332
Long-term liabilities
Long-term debt	250,331	255,328
Asset retirement obligations	4,190	4,573
Derivative financial instruments	5,772	835
Total long-term liabilities	260,293	260,736
Commitments and contingencies (Note 11)
Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,000,149 shares issued and outstanding	10	10
Additional paid-in capital	92,953	92,953
Accumulated deficit	(7,038)	(716)
Total stockholders' equity	85,925	92,247
Total liabilities and stockholders' equity	$429,765	$423,315

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues
Oil sales	$27,872	$29,990
Natural gas liquid sales	4,297	2,599
Natural gas sales	7,647	4,420
Total revenues	39,816	37,009
Expenses
Lease operating	4,446	$7,638
Gas gathering, processing and transportation	1,542	2,150
Production and ad valorem taxes	2,421	2,369
Depreciation, depletion and amortization	5,309	24,354
Impairment of oil and gas properties	—	199,908
General and administrative	3,977	2,881
Other	10	(223)
Total expenses	17,705	239,077
Income (loss) from operations	22,111	(202,068)
Other (expense) income
Interest expense	(4,106)	(11,610)
Change in fair value of warrants	—	363
(Loss) gain on derivative financial instruments	(24,167)	101,169
Total other (expense) income	(28,273)	89,922
Loss before income taxes	(6,162)	(112,146)
Income tax (expense) benefit	(160)	1,355
Net Loss	(6,322)	(110,791)
Preferred stock dividends	—	(2,257)
Net loss attributable to common stockholders	$(6,322)	$(113,048)

Net loss per common share
Basic	$(0.63)	$(4.52)
Diluted	$(0.63)	$(4.52)

Weighted average common shares outstanding
Basic	10,000,149	25,003,977
Diluted	10,000,149	25,003,997
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020 (Successor)	10,000,149	$10	$92,953	$(716)	$92,247
Net loss	—	—	—	(6,322)	(6,322)
Balance at March 31, 2021 (Successor)	10,000,149	$10	$92,953	$(7,038)	$85,925

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019 (Predecessor)	24,945,594	$142,655	100,328	$—	$175,738	$(197,506)	$120,887
Payment-in-kind dividends	—	—	2,257	—	—	—	—
Stock-based compensation	308,435	—	—	—	240	—	240
Net loss	—	—	—	—	—	(110,791)	(110,791)
Balance at March 31, 2020 (Predecessor)	25,254,029	$142,655	102,585	$—	$175,978	$(308,297)	$10,336
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash flows from operating activities
Net loss	$(6,322)	$(110,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of asset retirement obligations	115	86
Depreciation, depletion and amortization	5,181	24,268
Stock-based compensation	—	(2,022)
Deferred taxes	—	(1,376)
Loss (gain) on derivative financial instruments	24,662	(101,169)
Settlements of derivative financial instruments	(3,370)	1,096
Impairment of oil and natural gas properties	—	199,908
Gain on disposal of property and equipment	—	83
Non-cash interest expense	482	768
Change in fair value of warrants	—	(363)
Changes in operating assets and liabilities:
Accounts receivable	(5,328)	6,117
Prepaid expenses and other assets	(343)	(374)
Accounts payable and accrued expenses	(13,194)	(2,396)
Net cash provided by operating activities	1,883	13,835

Cash flows from investing activities
Acquisition of oil and gas properties	(1,215)	(816)
Development of oil and gas properties	(389)	(34,753)
Proceeds from sale of oil and gas properties	—	317
Purchases of other property and equipment	(11)	(524)
Net cash used in investing activities	(1,615)	(35,776)

Cash flows from financing activities
Proceeds from borrowings	—	28,000
Payments on borrowings	(5,063)	(8,054)
Net cash (used in) proved by financing activities	(5,063)	19,946
Net decrease in cash, cash equivalents and restricted cash	(4,795)	(1,995)
Cash, cash equivalents and restricted cash, beginning of the period	26,446	3,137
Cash, cash equivalents and restricted cash, end of the period	$21,651	$1,142

Supplemental information:
Cash paid for interest	$3,648	$3,957
Non-cash investing and financing activities:
Change in asset retirement obligation	$(382)	$(253)
Change in liabilities for capital expenditures	(14,305)	(1,040)
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
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements (“Unaudited Condensed Consolidated Financial Statements”) of Lonestar Resources US Inc., and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 31, 2021, as supplemented by our amendment on Form 10-K/A filed with the SEC on April 30, 2021 (the “Form 10-K”). Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Company” or “Lonestar,” refer to Lonestar Resources US Inc. and its subsidiaries.
The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of March 31, 2021 and our consolidated results of operations for the three months ended March 31, 2021 and March 31, 2020.

Emergence from Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code

On September 30, 2020 (the “Petition Date”), Lonestar Resources US Inc. and 21 of its directly and indirectly owned subsidiaries (collectively, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors’ Chapter 11 cases were administered jointly under the caption In re Lonestar Resources US Inc., et al., Case No. 20-34805 (collectively, the “Chapter 11 Proceedings”). During the pendency of the Chapter 11 Proceedings, the Debtors in the Chapter 11 Proceedings, operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

On November 12, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the chapter 11 plan of reorganization (the “Plan”) and approving the Disclosure Statement. The Company emerged from bankruptcy and went effective with its Plan on November 30, 2020 (the “Effective Date”). In January 2021, the Successor’s (as defined below) new common stock commenced trading on the OTCQX Best Market under the ticker symbol “LONE”.

Comparability of Financial Statements to Prior Periods

The Company adopted and began applying the relevant guidance provided in GAAP with respect to the accounting and financial statement disclosures for entities that have emerged from bankruptcy proceedings (“Fresh Start Accounting”) on the Effective Date. Accordingly, the Company’s Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements after November 30, 2020, are not comparable to the Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements through that date. To facilitate financial statement presentations, we refer to the reorganized company in these Condensed Consolidated Financial Statements and Notes as the “Successor,” which is effectively a new reporting entity for financial reporting purposes, for periods subsequent to November 30, 2020, and the “Predecessor” for periods prior to and including November 30, 2020. In connection with our reorganization, the Company experienced a change in control as the outstanding common and preferred shares of the Predecessor were canceled and substantially all of the Successor’s new common stock was issued to the Predecessor’s bondholders.

Furthermore, our Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements have been presented with a “black line” division to delineate, where applicable, the lack of comparability between the Predecessor and Successor. Accordingly, our results of operations, financial position and cash flows for the Successor periods are not comparable.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on the Company’s reported total revenues, expenses, net loss, current assets, total assets, current liabilities, total liabilities or stockholders’ equity.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly-liquid investments to be cash equivalents if they have maturities of three months or less when purchased. The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the Unaudited Condensed Consolidated Balance Sheets to “Cash, cash equivalents and restricted cash at the end of the period” as reported within the Unaudited Condensed Consolidated Statements of Cash Flows:

	Successor	Predecessor
In thousands	March 31, 2021	March 31, 2020
Cash and cash equivalents	$19,494	$1,142
Restricted cash, current	2,157	—
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$21,651	$1,142

Restricted cash, current in the table above represents funds reserved to cover the balance of the PPP (as defined below) loan until the Successor receives the final loan forgiveness determination from the Small Business Administration (“SBA”), in accordance with SBA guidance, or until the PPP loan is repaid.

COVID-19

During the first quarter and through early-May 2021, the oil and natural gas industry has experienced continued improvement in commodity prices as compared to the same period in 2020, primarily resulting from (i) improvements in oil demand as the impact from COVID-19 has begun to abate and (ii) actions taken by the Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”) to reduce the worldwide supply of oil through coordinated production cuts. As a result, West Texas Intermediate (“WTI”) oil prices have increased from $48.52 per barrel at December 31, 2020 to as high as $66.09 per barrel in early March 2021. Prices for natural gas and NGLs were also much higher during the first quarter and through early-May 2021 than they were for the same period in 2020. While oil prices have continued to improve in 2021, the general outlook for the oil and natural gas industry for the remainder of the year remains uncertain, and the Company can provide no assurances as to when or to what extent economic disruptions resulting from COVID-19 and the corresponding decreases in oil demand may impact the Company.

CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain taxpayer relief as a result of the COVID-19 pandemic. The CARES Act included several favorable provisions that impacted income taxes, primarily the modified rules on the deductibility of business interest expense for 2019 and 2020, a five-year carryback period for net operating losses generated after 2017 and before 2021, and the acceleration of refundable alternative minimum tax credits. The CARES Act did not materially impact the Predecessor’s or Successor’s effective tax rates for the three months ended March 31, 2020 and 2021, respectively.

The Company applied for, and received, a loan under the Paycheck Protection Program (“PPP”) during the second quarter of 2020 in the amount of $2.2 million. The application for this loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of this loan, and the forgiveness of the loan, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The PPP loan bears interest of 1% and, if not forgiven, has a maturity date of May 8, 2022. Prior to emergence from Chapter 11, the Predecessor applied for loan forgiveness and placed cash equal to the outstanding principal balance of the PPP loan in escrow pending the final forgiveness determination by the SBA, in accordance with SBA guidelines. To date, forgiveness has not been received. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need.
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
The Company evaluates impairment of proved and unproved oil and gas properties on a region basis. On this basis, certain regions may be impaired because they are not expected to recover their entire carrying value from future net cash flows. As a result of this evaluation, the Predecessor recorded impairment of oil and gas properties of $199.9 million for the three months ended March 31, 2020, of which $199.0 million was proved and $0.9 million was unproved. The impairment was the result of removing development of proved undeveloped reserves (“PUDs”) and probable reserves from future net cash flows as the Predecessor could not assure that they would be developed going forward in light of continued depressed commodity prices and uncertainty regarding the Predecessor’s liquidity situation at the time.
Upon emergence from bankruptcy, the Company adopted fresh start accounting which resulted in its long-lived assets being recorded at their estimated fair value at the Effective Date. There were no material changes to the key cash flow assumptions and no triggering events since December 31, 2020; therefore, no impairment was identified in the first quarter of 2021.
Net Loss per Common Share

Prior to the Effective Date, the Predecessor company used the two-class method to compute earnings per common share as its Class A Participating Preferred Stock (the “Preferred Stock”) was considered a participating security. Under the two-class method, losses are allocated only to those securities that have a contractual obligation to share in the losses of the Company. The Preferred Stock was not obligated to absorb Company losses and accordingly was not allocated losses. Net income attributable to common stockholders is allocated between common stock and participating securities based on the weighted average number of common shares and participating securities outstanding for the period. Upon the Effective Date, the Preferred Stock was extinguished and the two-class method is no longer necessary to compute earnings per share for the Successor.

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

For the periods presented, there were no differences between the basic and diluted weighted average common shares. The following securities were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive:

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Preferred stock	—	16,725,467
Warrants	1,111,110	760,000
Stock appreciation rights	—	1,010,000
Restricted stock units	—	1,925,366

Recent Accounting Pronouncements

Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The objective of ASU 2019-12 is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and to provide more consistent application to improve the comparability of financial statements. The amendments in this ASU were effective starting January 1, 2021 for the Company. The adoption of the standard did not have an impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

Financial Instruments — Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires the use of a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022 for Smaller Reporting Companies, which the Company currently is classified as, and interim periods within those fiscal years, and early adoption is permitted. Entities must adopt the amendment using a modified retrospective approach to the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 is currently not expected to have a material effect on the Company’s Unaudited Condensed Consolidated Financial Statements.

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) or another reference rate to alternative reference rates. The amendments in this ASU were effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. Currently, the Company’s Successor Credit Agreements (as defined below) are the Company’s only contracts that makes reference to a LIBOR rate and the agreements outline the specific procedures that will be undertaken once an appropriate alternative benchmark is identified. The Company does not expect this guidance to have a significant impact on its Unaudited Condensed Consolidated Financial Statements and related footnote disclosures.
Note 2. Derivative Instruments and Hedging Activities
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
Inherent in Lonestar’s fixed price contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company. As of March 31, 2021, the Company had no open physical delivery obligations.

The following table summarizes Lonestar’s commodity derivative contracts as of March 31, 2021:

	Contract			Volumes	Weighted
Commodity	Type	Period	Range (1)	(Bbls/Mcf per day)	Average Price
Oil - WTI	Swaps	Apr - Dec 2021	$42.20 - $58.00	6,061	$45.55
Oil - WTI	Swaps	Jan - Dec 2022	$44.83 - $51.44	3,123	47.11
Oil - WTI	Swaps	Jan - Dec 2023	$52.00 - $52.15	1,000	52.10
Natural Gas - Henry Hub	Swaps	Apr - Dec 2021	$2.86 - $3.05	14,691	2.98
Natural Gas - Henry Hub	Swaps	Jan - Dec 2022	$2.70 - $3.14	6,233	2.77
(1) Ranges presented for fixed-price swaps and basis swaps represent the lowest and highest fixed prices of all open contracts for the period presented.
During April 2021, the Company entered into additional WTI swaps of 92,000 barrels (500 barrels per day) at an average strike price of $61.48 for the period of July through December 2021. The Company also entered into additional WTI swaps of 132,000 barrels (362 barrels per day) at an average strike of $54.58 for the period of January through June 2023.
As of March 31, 2021, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.
Note 3. Revenue Recognition
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

The following table summarizes our revenues by product type for the three months ended March 31, 2021 and 2020:

In thousands	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Oil	$27,872	$29,990
NGLs	4,297	2,599
Natural gas	7,647	4,420
Total revenues	$39,816	$37,009

As of March 31, 2021 (Successor) and December 31, 2020 (Successor) the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $18.8 million and $11.6 million, respectively.

Note 4. Fair Value Measurements
Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. Under Accounting Standards Codification (“ASC”), ASC 820 prioritizes the inputs used in measuring fair value into the following fair value hierarchy:
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
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, for each fair value hierarchy level:

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2021
Assets
Derivative financial instruments	$—	$1,350	$—	$1,350
Liabilities:
Derivative financial instruments	—	(29,575)	—	(29,575)
Total	$—	$(28,225)	$—	$(28,225)

December 31, 2020
Assets:
Derivative financial instruments	$—	$2,098	$—	$2,098
Liabilities:
Derivative financial instruments	—	(8,773)	—	(8,773)
Total	$—	$(6,675)	$—	$(6,675)
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

Note 5. Accrued Liabilities
Accrued liabilities consisted of the following as of the dates indicated:

In thousands	March 31, 2021	December 31, 2020
Bonus payable	$1,294	$1,363
Accrued well costs	3,584	1,752
Third-party payments for joint interest expenditures	669	5,178
Accrued professional fees (success fees)	—	4,710
Other	2,216	2,980
Total accrued liabilities	$7,763	$15,983
Note 6. Long-Term Debt
The following long-term debt obligations were outstanding as of the dates indicated:

In thousands	March 31, 2021	December 31, 2020
Senior Secured Credit Facility	$209,600	$209,600
Second-Out Term Loan	50,000	55,000
Mortgage debt	8,654	8,712
PPP loan	2,157	2,157
Other	233	261
Total	270,644	275,730
Less unamortized discount	(313)	(402)
Total, net of unamortized discount	270,331	275,328
Less current obligations	(20,000)	(20,000)
Long-term debt	$250,331	$255,328
Successor Senior Secured Credit Agreements
On the Effective Date, the Successor, through its subsidiary Lonestar Resources America Inc., entered into a new first-out senior secured revolving credit facility with Citibank, N.A., as administrative agent, and the other lenders from time to time party thereto (the “Successor Credit Facility”) and a second-out senior secured term loan credit facility (the “Successor Term Loan Facility” and, together with the Successor Credit Facility, the “Successor Credit Agreements”) by amending and restating the Company’s existing credit agreement (as so amended and restated, the “Predecessor Credit Facility”). The Successor Credit Facility provides for revolving loans in an aggregate amount of up to $225 million, subject to borrowing base capacity. Letters of credit are available up to the lesser of (a) $2.5 million and (b) the aggregate unused amount of commitments under the Successor Credit Facility then in effect. On the Effective Date, Lonestar Resources America Inc. borrowed $60.0 million in term loans under the Successor Term Loan Facility. The Successor Credit Agreements will mature on November 30, 2023. The term loans under the Successor Term Loan Facility amortize on a quarterly basis in an amount equal to $5.0 million, payable on the last day of March, June, September and December of each year. The Successor’s obligations under the Successor Credit Agreements are guaranteed by all of the Successor’s direct and indirect subsidiaries (subject to certain permitted exceptions) and will be secured by a lien on substantially all of the Successor’s, Lonestar Resources America Inc.’s and the guarantors’ assets (subject to certain exceptions).
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
The Successor Credit Agreements contain customary covenants, including, but not limited to, restrictions on the Successor’s ability and that of its subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, or enter into transactions with affiliates.

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

Borrowings under the Successor Credit Agreements bear interest at a floating rate at the Successor’s option, which can be either an adjusted Eurodollar rate (the Adjusted LIBOR, subject to a 1% floor) plus an applicable margin of 4.50% per annum or a base rate determined under the Successor Credit Facility (the “ABR”, subject to a 2% floor) plus an applicable margin of 3.50% per annum. The weighted average interest rate on borrowings under the Successor Credit Agreements was 5.5% for the three months ended March 31, 2021. The undrawn portion of the aggregate lender commitments under the Successor Credit Facility is subject to a commitment fee of 1.0%. As of March 31, 2021, the Successor was in compliance with all debt covenants under the Successor Credit Facilities.

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

Extinguishment of Predecessor 11.25% Senior Notes

On the Effective Date, the Predecessor’s 11.25% Senior Notes due 2023 (the “11.25% Senior Notes”) were fully extinguished by issuing equity in the Successor to the holders of that debt.
Note 7. Stockholders’ Equity
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

Note 8. Related Party Activities
New Tech Global Ventures, LLC, and New Tech Global Environmental, LLC, companies in which a director of the Predecessor owns a limited partnership interest, have provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $0.5 million for the three months ended March 31, 2020 (Predecessor). On the Effective Date, the director resigned from the Company’s Board.
In February 2019, the Predecessor purchased a property adjacent to its corporate office for approximately $2.0 million. The transaction was funded with cash from operations. The seller of the property is indebted to certain trusts established in favor of the children of one of the Predecessor’s directors, whom resigned on the Effective Date from the Company’s Board.
Note 9. Commitments and Contingencies
Lonestar currently has one drilling rig under contract, which commenced on February 1, 2021. The contract provides for a drilling rate of $16,000 per day, and originally was set to expire 90 days after the commencement date. In April 2021, the contract term was extended to provide for drilling three additional wells, which will commence after the original termination date.
From time to time, Lonestar is subject to legal proceedings and claims that arise in the ordinary course of business. Like other crude oil and gas producers and marketers, the Company’s operations are subject to extensive and rapidly changing federal and state environmental, health and safety, and other laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company is not aware of any pending or overtly threatened legal action against it that could have a material impact on its business.
Gonzales County AMI
In February 2020, the Predecessor announced that it had entered into a Joint Development Agreement (the “JDA”) in Gonzales County with one of the largest producers in the Eagle Ford which encompass an Area of Mutual Interest (the “AMI”) totaling approximately 15,000 acres.
The agreement calls for Lonestar to operate a minimum of three to four Eagle Ford Shale wells annually on behalf of the two companies through 2022 that are intended to hold-by-production approximately 6,000 gross acres within the AMI. The agreement gives Lonestar’s partner the option to participate in each well with a 50% working interest or to participate via a carried working interest that ranges from approximately 9 to 17%, depending on location. The JDA continued to the Successor upon emergence from bankruptcy.

Note 10. Subsequent Events

2021 Management Incentive Plan
In connection with our emergence from bankruptcy, the Plan provided for the adoption of a management incentive plan. The Lonestar Resources US Inc. 2021 Management Incentive Plan (the “MIP”) became effective on April 13, 2021. The MIP reserved 966,184 shares of the Company’s common stock for awards to officers, other employees and directors. The MIP provides for, among other things, the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents, other stock-based awards, cash awards, or any combination of the foregoing. On April 13, 2021 board of directors approved and ratified the MIP, with initial awards covering approximately 712,019 shares of common stock granted during April 2021. As of May 7, 2021, 254,164 thousand shares were available for future grants under the MIP, all of which could be issued in the form of restricted stock units. The Company’s incentive compensation program is administered by the Compensation Committee of our Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and Notes to Unaudited Condensed Consolidated Financial Statements included herein and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by our amendment on Form 10-K/A filed with the SEC on April 30, 2021 (the “Form 10-K”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K. Any terms used but not defined herein have the same meaning given to them in the Form 10-K. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with Risk Factors under Item 1A of the Form 10-K, along with Forward Looking Information at the end of this section for information on the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
Certain prior-period financial statements are not comparable to our current-period financial statements due to the adoption of fresh start accounting. References to “Successor” relate to the financial position and results of operations of the reorganized Company subsequent to November 30, 2020. References to “Predecessor” relate to the financial position and results of operations of the Company prior to, and including, November 30, 2020.
OVERVIEW
Lonestar is an independent oil and natural gas company focused on the exploration, development and production of unconventional oil, natural gas liquids and natural gas in the Eagle Ford Shale play in South Texas.
Emergence from Voluntary Reorganization under Chapter 11
On September 30, 2020 (the “Petition Date”), Lonestar Resources US Inc., along with certain of its wholly-owned subsidiaries Lonestar Resources Intermediate Inc., LNR America Inc., Lonestar Resources America Inc., Amadeus Petroleum Inc., Albany Services, L.L.C., T-N-T Engineering, Inc., Lonestar Resources Inc., Lonestar Operating, LLC, Poplar Energy, LLC, Eagleford Gas, LLC, Eagleford Gas 2, LLC, Eagleford Gas 3, LLC, Eagleford Gas 4, LLC, Eagleford Gas 5, LLC, Eagleford Gas 6, LLC, Eagleford Gas 7, LLC, Eagleford Gas 8, LLC, Eagleford Gas 10, LLC, Eagleford Gas 11, LLC, Lonestar BR Disposal LLC, and La Salle Eagle Ford Gathering Line LLC (collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 Cases were administered jointly under the caption In re Lonestar Resources US Inc., et al., Case No. 20-34805 (DRJ). Wholly-owned subsidiary, Boland Building, LLC, was not a Debtor and was not included in the Chapter 11 Cases.

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
•Appointed a new board of directors to replace the Predecessor’s directors, consisting of four new independent members: Richard Burnett, Gary D. Packer, Andrei Verona and Eric Long, and one continuing member: Frank D. Bracken, III, Lonestar’s Chief Executive Officer;
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
▪555,555 Tranche 1 warrants and 555,555 Tranche 2 warrants, reflecting up to a 10% ownership stake in the Successor company’s equity interests;
•Holders of Prepetition Notes Claims received distributions of a pro rata share of 96% of 10,000,149 shares of New Common Stock issued on the Effective Date, subject to dilution by a to-be-adopted management incentive plan (the “MIP”) and the new warrants);

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
Fresh Start Accounting
Upon emergence from bankruptcy, the Company qualified for and adopted fresh start accounting in accordance with Accounting Standards Codification (“ASC”) 852, which resulted in the Company becoming a new entity for financial reporting purposes because (1) the holders of the then existing voting shares of the Predecessor received less than 50 percent of the voting shares of the Successor upon emergence and (2) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.

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
Market Developments
During the first quarter and through early-May 2021, the oil and natural gas industry has experienced continued improvement in commodity prices as compared to the same period in 2020, primarily resulting from (i) improvements in oil demand as the impact from COVID-19 has begun to abate and (ii) actions taken by the Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”) to reduce the worldwide supply of oil through coordinated production cuts. As a result, West Texas Intermediate (“WTI”) oil prices have increased from $48.52 per barrel at December 31, 2020 to as high as $66.09 per barrel in early March 2021. Prices for natural gas and NGLs were also much higher during the first quarter and through early-May 2021 than they were for the same period in 2020. While oil prices have continued to improve in 2021, the general outlook for the oil and natural gas industry for the remainder of the year remains uncertain, and we can provide no assurances as to when or to what extent economic disruptions resulting from COVID-19 and the corresponding decreases in oil demand may impact the Company.
Operational Highlights for the First Quarter of 2021
As a result of Lonestar filing for bankruptcy and emerging from bankruptcy on November 30, 2020, our financial results are broken out between the Predecessor period (the three months ended March 31, 2020) and the Successor period (the three months ended March 31, 2021). For the three months ended March 31, 2020 (Predecessor), we recognized a net loss of $113.0 million attributable to common shareholders, and for the three months ended March 31, 2021 (Successor), we recognized a net loss of $6.3 million.
Operational highlights for the first quarter of 2021 included the following:
•Brought five gross wells online between the beginning of the year and mid-April 2021 including three drilled-but-uncompleted wells from 2020 at our Hawkeye properties;
•Continued to focus on lower operating expenses. Lease operating expenses were $4.76 for the quarter while gas gathering, processing and transportation came in at $1.65 per BOE; and
•Continued to build our commodities hedge portfolio to protect our operations from downside price risk. As of May 7, 2021, we had hedges covering 5,732 Bbls per day of oil for the remainder of 2021, 3,062 Bbls per day of oil for 2022 and 1,362 Bbls of oil per day for 2023. In addition, on that date, we had hedges covering 13,169 MMBtu per day of natural gas for the remainder of 2021 and 6,233 MMBtu per day for 2022.

The primary drivers of our financial net loss for the three months ended March 31, 2021 (Successor) included:
•Revenues totaling $39.8 million, comprised of 10,377 BOE per day of production during the quarter with $42.63 per BOE of realized sales price before any hedging effects, and
•Losses on our commodity hedges of $24.2 million for the quarter, comprised of $5.4 million of realized losses and $18.8 million of unrealized losses.

The following reflects some of the primary drivers for our change in operating results between the first quarter of 2021 and the comparative period in 2020:

•Oil and natural gas revenues increased by $2.8 million (8%), due to a 35% increase in commodity prices partially offset by a 28% decrease in production;
•Lease operating expenses decreased by $3.2 million (42%), primarily due to lower production volumes and cost reduction measures which were undertaken starting in the second quarter of 2020 in light of the lower commodity price environment;
•Commodity derivative expense increased by $125.4 million ($24.2 million of expense during the first quarter of 2021 compared to $101.2 million of income during the first quarter of 2020); and
•Impairment of oil and gas properties totaled $199.9 million during the first quarter of 2020 compared to none during the first quarter of 2021. See Operating Results — Impairment of Oil and Gas Properties below for further details.
•Interest expense decreased significantly between the periods as a result of the extinguishment of the Predecessor 11.25% Senior Notes (discussed further below) on the Effective Date. Depreciation, depletion and amortization (“DD&A”) expense was also significantly lower between the periods as a result of the fresh start accounting (discussed above), which also occurred on the Effective Date.

RESULTS OF OPERATIONS
Certain of our operating results and statistics for the three months ended March 31, 2021 and 2020 are summarized below:

In thousands, except per share and unit data	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating Results
Net loss attributable to common stockholders	$(6,322)	$(113,048)
Net loss per common share – basic(1)	(0.63)	(4.52)
Net loss per common share – diluted(1)	(0.63)	(4.52)
Net cash provided by operating activities	1,883	13,835
Revenues
Oil	$27,872	$29,990
NGLs	4,297	2,599
Natural gas	7,647	4,420
Total revenues	$39,816	$37,009
Total production volumes by product
Oil (Bbls)	499,997	658,476
NGLs (Bbls)	195,688	303,485
Natural gas (Mcf)	1,429,190	2,110,381
Total barrels of oil equivalent (6:1)	933,883	1,313,691
Daily production volumes by product
Oil (Bbls/d)	5,556	7,236
NGLs (Bbls/d)	2,174	3,335
Natural gas (Mcf/d)	15,880	23,191
Total barrels of oil equivalent (BOE/d)	10,377	14,436
Average realized prices
Oil ($ per Bbl)	$55.74	$45.54
NGLs ($ per Bbl)	21.96	8.56
Natural gas ($ per Mcf)	5.35	2.09
Total oil equivalent, excluding the effect from commodity derivatives ($ per BOE)	42.63	28.17
Total oil equivalent, including the effect from commodity derivatives ($ per BOE)	36.84	34.40
Operating and other expenses
Lease operating	$4,446	$7,638
Gas gathering, processing and transportation	1,542	2,150
Production and ad valorem taxes	2,421	2,369
Depreciation, depletion and amortization	5,309	24,354
General and administrative	3,977	2,881
Interest expense	4,106	11,610
Operating and other expenses per BOE
Lease operating	$4.76	$5.81
Gas gathering, processing and transportation	1.65	1.64
Production and ad valorem taxes	2.59	1.80
Depreciation, depletion and amortization	5.68	18.54
General and administrative	4.26	2.19
Interest expense	4.40	8.84

(1) Basic and diluted earnings per share are calculated using the two-class method for the Predecessor period. See Footnote 1. Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1.

Production
The table below summarizes our production volumes for the three months ended March 31, 2021 and 2020:

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Oil (Bbls/d)	5,556	7,236
NGLs (Bbls/d)	2,174	3,335
Natural gas (Mcf/d)	15,880	23,191
Total (BOE/d)	10,377	14,436
Total production during the first quarter of 2021 averaged 10,377 BOE per day, a decrease of 28%, or 4,059 BOE per day, compared to the same period in 2020. This was decrease was primarily driven by the deferral of our development program, which was suspended in the third quarter of 2020 and did not resume until January 2021.
Our production during the first quarter of 2021 was 74% oil and NGLs, approximately the same as the first quarter of 2020.
Oil, Natural Gas Liquid and Natural Gas Revenues
The table below summarizes our production revenues for the three months ended March 31, 2021 and 2020:

In thousands	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Oil	$27,872	$29,990
NGLs	4,297	2,599
Natural gas	7,647	4,420
Total revenues	$39,816	$37,009
Our oil, NGL and natural gas revenues during the three months ended March 31, 2021 increased $2.8 million, or 7%, compared to those revenues for the same period in 2020. The changes in our oil, NGL and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

In thousands	Three Months Ended March 31, 2021 vs 2020

	(Decrease) Increase in Revenues	Percentage (Decrease) Increase in Revenues
Change in oil, NGL and natural gas revenues due to:
Decrease in production	$(10,699)	(28)%
Increase in commodity prices	13,506	35%
Total change in oil, NGL and natural gas revenues	$2,807	8%

Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the three months ended March 31, 2021 and 2020:

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Average net realized price
Oil ($/Bbl)	$55.74	$45.54
NGLs ($/Bbls)	21.96	8.56
Natural gas ($/Mcf)	5.35	2.09
Total ($/BOE)	42.63	28.17
Average NYMEX differentials
Oil per Bbl	$(2.10)	$0.03
Natural gas per Mcf	1.79	(0.18)
Variations in our average NYMEX oil differential are generally caused by variations of certain of the pricing components included in our pricing formulae, which are industry standards. Variations in our crude oil pricing are related to swings in components of MEH (Magellan East Houston) and the CMA/Roll. These variations caused our differentials to WTI to move from $0.03 per barrel in the first quarter of 2020 to negative $2.10 per barrel in the first quarter of 2021.
Variations in our natural gas NYMEX differentials are generally caused by movement in the NYMEX natural gas prices during the month, as most of our natural gas is sold on an index price that is set near the first of each month. While the percentage change in NYMEX natural gas differentials can be large, these variations are seldom more than $0.20 per MMBtu above or below NYMEX price. The natural gas differential for the three months ended March 31, 2021 (Successor) includes the benefit of abnormally high realizations achieved in February 2021 resulting from higher gas residue prices during Winter Storm Uri.
Commodity Derivative Contracts
We utilize oil and natural gas derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future production and to provide more certainty to our future cash flows. These contracts have historically consisted of fixed-price swaps, collars and basis swaps.
The following table summarizes the net cash (payments) receipts on the Company’s commodity derivatives and the relative price impact (per Bbl or Mcf) for the three months ended March 31, 2021 and 2020:

	Successor		Predecessor
	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
In thousands, except price impact	Net realized settlements	Price impact	Net realized settlements	Price impact
Payments on settlements of oil derivatives	$(4,027)	$(8.05)	$(155)	$(0.24)
Receipts on settlements of natural gas derivatives	657	0.46	1,236	0.59
Total net commodity derivative settlements	$(3,370)		$1,081
Our realized net loss on commodity derivative contracts on an accrual basis was $5.4 million for the three months ended March 31, 2021 (Successor) as compared to net gain of $8.2 million for the three months ended March 31, 2020 (Predecessor). We realized an average loss of $4.55 per BOE on our oil and natural gas swaps during the three months ended March 31, 2021 (Successor), as compared to an average gain of $6.23 per BOE for the three months ended March 31, 2020 (Predecessor).
In order to provide a level of price protection to a portion of our oil production and to meet certain hedging requirements under our Successor Credit Facility (as defined below), we have hedged a portion of our estimated oil and natural gas production in 2021, 2022 and 2023 using NYMEX fixed-price swaps. See Note 2, Commodity Price Risk Activities, to the consolidated financial statements for additional details of our outstanding commodity derivative contracts as of March 31, 2021 for additional discussion.

The following table summarizes our oil and natural gas derivative contracts as of May 5, 2021:

	Q2 2021	Q3 2021	Q4 2021	1H 2022	2H 2022	1H 2023	2H 2023
Oil — WTI
Volumes Hedged (Bbls/d)	6,150	5,650	5,400	3,124	3,000	1,450	1,275
Swap Price	$46.66	$46.62	$46.03	$47.32	$46.73	$52.99	$52.50

Natural Gas — Henry Hub
Volumes Hedged (Mcf/d)	12,400	16,400	10,700	7,486	5,000	—	—
Swap Price	$2.88	$2.93	$3.05	$2.82	$2.70	$—	$—
Production Expenses
The table below presents detail of production expenses for the three months ended March 31, 2021 and 2020:

In thousands, except expense per BOE	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Production expenses
Lease operating	$4,446	$7,638
Gas gathering, processing and transportation	1,542	2,150
Production and ad valorem taxes	2,421	2,369
Depreciation, depletion and amortization	5,309	24,354
Production expenses per BOE
Lease operating and gas gathering	$4.76	$5.81
Gas gathering, processing and transportation	1.65	1.64
Production and ad valorem taxes	2.59	1.80
Depreciation, depletion and amortization	5.68	18.54
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
Total lease operating expense was $4.4 million, or $4.76 per BOE, for the three months ended March 31, 2021 (Successor), compared to $7.6 million, or $5.81 per BOE, during the Predecessor’s same period in 2020. Total gas gathering, processing and transportation expense was $1.5 million, or $1.65 per BOE for the three months ended March 31, 2021 (Successor), compared to $2.2 million, or $1.64 per BOE, during the Predecessor’s same period in 2020. The decreases in lease operating expense on an absolute-dollar basis and per-BOE basis were primarily due lower production in the current quarter and lower expenses across all expense categories, as we implemented cost reduction measures starting in the second quarter of 2020 which we have carried forward to a certain degree through today. Gas gathering, processing and transportation expense dropped between the periods relatively in-line with the drop in natural gas production.
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

The following table provides detail of our production and ad valorem taxes for the three months ended March 31, 2021 and 2020:

	Successor	Predecessor
In thousands	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Production taxes	$1,755	$1,325
Ad valorem taxes	666	1,044
Total production and ad valorem tax expense	$2,421	$2,369
Total production and ad valorem tax expense was $2.4 million, or $2.59 per BOE, for the three months ended March 31, 2021 (Successor), which was relatively flat on an absolute dollar basis and $1.80 on a per BOE during the same period in 2020 for the Predecessor.
Depreciation, Depletion and Amortization
The table below provides detail of our DD&A expense for the three months ended March 31, 2021 and 2020.

In thousands	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Depletion of proved oil and gas properties	$4,856	$23,905
Depreciation of other property and equipment	338	363
Accretion of asset retirement obligations	115	86
Total DD&A expense	$5,309	$24,354
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
Total DD&A expense was $5.3 million, or $5.68 per BOE, for three months ended March 31, 2021 (Successor), compared to $24.4 million, or $18.54 per BOE, for the three months ended March 31, 2020 (Predecessor). The combined Predecessor and Successor period decreases in oil and natural gas properties depletion and other property and equipment depreciation was primarily due to impairment charges we incurred during the first quarter of 2020 (Predecessor) after removing proven undeveloped reserves (“PUDs”) (see below), as well as lower depletable costs due to the step down in book value resulting from fresh start accounting. Based upon fresh start accounting, oil and gas properties were recorded at fair value as of November 30, 2020.
Impairment of Oil and Gas Properties
We evaluate impairment of proved and unproved oil and gas properties on a region basis. On this basis, certain regions may be impaired because they are not expected to recover their entire carrying value from future net cash flows.
During the first quarter of 2020 (Predecessor), we recorded impairment charges totaling approximately $199.9 million across various Eagle Ford properties, of which $199.0 million was proved and $0.9 million was unproved. These impairments resulted from removing PUDs and probable reserves from future development plans due to the continued depressed commodity prices and the uncertainly of Company’s liquidity situation at the time.
Upon emergence from bankruptcy, the Company adopted fresh start accounting which resulted in our long-lived assets being recorded at their estimated fair values at the Effective Date. There were no material changes to our key cash flow assumptions and no triggering events since December 31, 2020; therefore, no impairment was identified during the first quarter of 2021.

General and Administrative
Total general and administrative (“G&A”) expense was $4.0 million, or $4.26 per BOE, for the three months ended March 31, 2021 (Successor), compared to $2.9 million, or $2.19 per BOE, for the three months ended March 31, 2020 (Predecessor). G&A for the three months ended March 31, 2021 (Successor) includes approximately $0.7 million of professional fees residual to the Company’s restructuring in 2020, including legal, consulting and accounting fees incurred as part of the Company’s fresh-start accounting process. G&A for the three months ended March 31, 2020 (Predecessor) includes stock-based compensation gains of $1.8 million. On the Effective Date, all of the Predecessor’s stock-based compensation plans were cancelled and the Successor company did not implement any new stock-based compensation plans prior to March 31, 2021.
Interest Expense
The table below provides detail of the interest expense for our various long-term obligations for the three months ended March 31, 2021 and 2020:

In thousands	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Interest expense on Successor Credit Facility	$2,846	$—
Interest expense on Successor Term Loan Facility	723	—
Interest expense on Predecessor 11.25% Senior Notes	—	7,031
Interest expense on Predecessor Credit Facility	—	3,685
Other interest expense	55	126
Total cash interest expense (1)	$3,624	$10,842
Amortization of debt issuance costs and discounts	482	768
Total interest expense	$4,106	$11,610
Per BOE:
Total cash interest expense	$3.88	$8.25
Total interest expense	4.40	8.84
(1) Cash interest is presented on an accrual basis.
Cash interest was $3.6 million, or $3.88 per BOE, for the three months ended March 31, 2021 (Successor), compared to $10.8 million, or $8.25 per BOE, for the three months ended March 31, 2020 (Predecessor). The decrease between periods was primarily due to a decrease in the average debt principal outstanding, with the Successor period reflecting the full extinguishment of all outstanding obligations under the 11.25% Senior Secured Notes on the Effective Date, pursuant to the terms of the Plan, relieving approximately $250 million of debt by issuing equity in the Successor period to the holders of that debt.
See Note 6. Long-Term Debt in Notes to the Unaudited Condensed Consolidated Financial Statements for additional information about our long-term debt and interest expense.

Income Taxes
The following table provides further detail of our income taxes for the three months ended March 31, 2021 and 2020:

In thousands, except per-BOE amounts and tax rates	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Current income tax (expense) benefit	$(160)	$424
Deferred income tax benefit	—	931
Total income tax (expense) benefit	$(160)	$1,355
Average income tax (expense) benefit per BOE	$(0.17)	$12.64
Effective tax rate	(2.6)%	1.2%
As the tax basis of our assets, primarily our oil and gas properties, is in excess of the carrying value, as adjusted in fresh start accounting, the Successor is in a net deferred tax asset position at March 31, 2021. We evaluated our deferred tax assets in light of all available evidence as of the balance sheet date, including the tax impacts of the Chapter 11 Proceedings and the partial reduction of net operating losses and tax credits and partial reduction of tax basis in assets (collectively “tax attributes”). Given our cumulative loss position and the continued low oil price environment, we recorded a total valuation allowance of $38.8 million on our underlying deferred tax assets as of March 31, 2021. For the three months ended March 31, 2021 (Successor), the income tax benefit associated with the Successor’s pre-tax book loss was substantially offset by a change in valuation allowance.
Our deferred tax assets exceeded our deferred tax liabilities at March 31, 2020 (Predecessor) primarily due to tax consequences of the impairment of our proved properties during the first quarter of 2020; as a result, we retained a full valuation allowance of $32.6 million at March 31, 2020 due to uncertainties regarding the future realization of our deferred tax assets. The valuation allowance is also the primary cause for the variance between our statutory tax rate of 21% and the effective tax rate of 1.2% for the quarter.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain taxpayer relief as a result of the COVID-19 pandemic. The CARES Act included several favorable provisions that impacted income taxes, primarily the modified rules on the deductibility of business interest expense for 2019 and 2020, a five-year carryback period for net operating losses generated after 2017 and before 2021, and the acceleration of refundable alternative minimum tax credits. The CARES Act did not materially impact our effective tax rate for the three months ended March 31, 2021 (Successor) and 2020 (Predecessor).

CAPITAL RESOURCES AND LIQUIDITY
Our primary sources of capital and liquidity are our cash flows from operations and availability of borrowing capacity under our Successor Credit Facility (as defined below). Our most significant cash outlays relate to our development capital expenditures and current period operating expenses.
The Company’s primary needs for cash are for capital expenditures, acquisitions of oil and natural gas properties, payments of contractual obligations and working capital obligations. We have historically financed our business through cash flows from operations, borrowings under our Predecessor Credit Facility (as defined below) and the issuance of bonds and equity offerings. As circumstances warrant, we may access the capital markets and issue equity or debt from time to time on an opportunistic basis in a continued effort to optimize our balance sheet and to fund our operations and capital expenditures in the future, dependent upon market conditions and available pricing. Uses of such proceeds may include repayment of our debt, development or acquisition of additional acreage or proved properties, and general corporate purposes. There can be no assurance that future funding transactions will be available on favorable terms, or at all, and we therefore cannot guarantee the outcome of any such transactions.
Cash flows for the three months ended March 31, 2021 and 2020 are presented below:

In thousands	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net cash provided by (used in):
Operating activities	$1,883	$13,835
Investing activities	(1,615)	(35,776)
Financing activities	(5,063)	19,946
Net change in cash	$(4,795)	$(1,995)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $1.9 million for three months ended March 31, 2021 (Successor), compared to $13.8 million for the three months ended March 31, 2020 (Predecessor). Although production revenues between the quarters stayed relatively flat, higher realized hedging losses in the current quarter contributed to a significant amount of the decrease, partially offset by lower lease operating expenses.
Net Cash Used in Investing Activities
Net cash used in investing activities was $1.6 million for the three months ended March 31, 2021 (Successor), compared to $35.8 million for the three months ended March 31, 2020 (Predecessor). This decrease is primarily due to lower drilling and development costs in the current quarter, as we did not resume our one-rig drilling program until February 2021 and payment for the majority of our completion costs incurred during the quarter was not made after quarter end.

Net Cash (Used in) Provided by Financing Activities
Net cash used by financing activities was $5.1 million for the three months ended March 31, 2021 (Successor), compared to $19.9 million provided by financing activities for the three months ended March 31, 2020 (Predecessor). This decrease resulted from no new borrowings on our Successor Credit Facility in the current quarter in addition to the quarterly $5.0 million pay-down we made on our Successor Term Loan at the end of the quarter. In comparison, the prior period had $8.0 million of payments but $28.0 million of borrowings. Currently, our availability under the Successor Credit Facility is $15.0 million and we are required to make three more quarterly pay-downs on our Successor Term Loan which will total an additional $15.0 million by the end of 2021.

Debt
Successor Senior Secured Credit Agreements
On the Effective Date, the Successor, through its subsidiary Lonestar Resources America Inc., entered into a new first-out senior secured revolving credit facility with Citibank, N.A., as administrative agent, and the other lenders from time to time party thereto (the “Successor Credit Facility”) and a second-out senior secured term loan credit facility (the “Successor Term Loan Facility” and, together with the Successor Credit Facility, the “Successor Credit Agreements”) by amending and restating the Company’s existing credit agreement (as so amended and restated, the “Predecessor Credit Facility”). The Successor Credit Facility provides for revolving loans in an aggregate amount of up to $225 million, subject to borrowing base capacity. Letters of credit are available up to the lesser of (a) $2.5 million and (b) the aggregate unused amount of commitments under the Successor Credit Facility then in effect. On the Effective Date, Lonestar Resources America Inc. borrowed $60.0 million in term loans under the Successor Term Loan Facility. The Successor Credit Agreements will mature on November 30, 2023. The term loans under the Successor Term Loan Facility amortize on a quarterly basis in an amount equal to $5.0 million, payable on the last day of March, June, September and December of each year. The Successor’s obligations under the Successor Credit Agreements are guaranteed by all of the Successor’s direct and indirect subsidiaries (subject to certain permitted exceptions) and will be secured by a lien on substantially all of the Successor’s, Lonestar Resources America Inc.’s and the guarantors’ assets (subject to certain exceptions).
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
The Successor Credit Agreements contain customary covenants, including, but not limited to, restrictions on the Successor’s ability and that of its subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, or enter into transactions with affiliates.
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

Borrowings under the Successor Credit Agreements bear interest at a floating rate at the Successor’s option, which can be either an adjusted Eurodollar rate (the Adjusted LIBOR, subject to a 1% floor) plus an applicable margin of 4.50% per annum or a base rate determined under the Successor Credit Facility (the “ABR”, subject to a 2% floor) plus an applicable margin of 3.50% per annum. The weighted average interest rate on borrowings under the Successor Credit Agreements was 5.5% for the three months ended March 31, 2021. The undrawn portion of the aggregate lender commitments under the Successor Credit Facility is subject to a commitment fee of 1.0%. As of March 31, 2021, the Successor was in compliance with all debt covenants under the Successor Credit Facilities.

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

Extinguishment of Predecessor 11.25% Senior Notes

On the Effective Date, the Predecessor’s 11.25% Senior Notes due 2023 (the “11.25% Senior Notes”) were fully extinguished by issuing equity in the Successor to the holders of that debt.

Capital Expenditures
The table below summarizes our cash capital expenditures incurred for the three months ended March 31, 2021:

In thousands	Three Months Ended March 31, 2021
Acquisition of oil and gas properties	$1,215
Development of oil and gas properties	389
Purchases of other property and equipment	11
Total capital expenditures	$1,615
For the three months ended March 31, 2021, our capital expenditures were funded with cash flow from operations. As noted above, cash payments for capital expenditures were lower this quarter in-part due to the timing of payments associated with the drilling and development activity ongoing during the quarter, which in most cases were made after quarter end.
Capital expenditures on an accrual basis, including acquisitions, totaled $12.1 million during the three months ended March 31, 2021, which were primarily comprised of completion costs incurred for our Hawkeye E33, E34 and F35 wells, and drilling costs incurred on our Horned Frog West 1H and 2H wells, which were completed during April 2021.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and judgments that can affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We analyze our estimates and judgments, including those related to oil, NGLs and natural gas revenues, oil and natural gas properties, impairment of long-lived assets, fair value of derivative instruments, asset and retirement obligations and income taxes, and we base our estimates and judgments on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may vary from our estimates. The policies of particular importance to the portrayal of our financial position and results of operations and that require the application of significant judgment or estimates by our management are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K.
As of March 31, 2021, there were no significant changes to any of our critical accounting policies and estimates.
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
•effects of competition on us;
•our future results of operations;
•profitability of drilling locations;
•our reputation as an operator and our relationships and contacts in the market;
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
•the impact of governmental regulation, taxes, market changes and world events; and
•global or national health concerns, including health epidemics such as the ongoing coronavirus outbreak beginning in early 2020.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, objectives, expectations and intentions reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, objectives, expectations or intentions will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Item 1A. Risk Factors, Item 8. Financial Statements and Supplementary Data and elsewhere in our Form 10-K, and Part I. Financial Information, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q.
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
•    technology risks;
•    the geographic concentration of our operations;
•    drilling results;
•    potential financial losses or earnings reductions from our commodity price risk management programs;
•    potential adoption of new governmental regulations;
•    our ability to satisfy future cash obligations and environmental costs; and
•    the other factors set forth under Risk Factors in Item 1A of Part I of our Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Form 10-K. As such, the information contained herein should be read in conjunction with the related disclosures in the Form 10-K.
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
The following table shows the fair value of our derivative contracts and the hypothetical result from a 10% change in commodity prices as of March 31, 2021. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks could be mitigated by price changes in the underlying physical commodity:

		Hypothetical Fair Value
(in thousands)	Fair Value	10% Increase In Commodity Price	10% Decrease In Commodity Price
Swaps	$(28,305)	$(46,377)	$(10,142)
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
Interest Rate Risk
As of March 31, 2021, we had $259.6 million outstanding under the Successor Credit Agreements, which are subject to floating market rates of interest. Borrowings under the Successor Credit Agreements bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increase in this interest rate can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2021, a 100-basis-point change in interest rates would change our annualized interest expense by approximately $2.5 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting.
During the first quarter of fiscal 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Please refer to Item 1A of the Company’s Form 10-K. There have been no material changes to our risk factors contained in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None during the first quarter of 2021.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
		Form	File No.	Exhibit
10.1†	Lonestar Resources US Inc. 2021 Management Incentive Plan	S-8	333-255213	10.1	4/13/2021
10.2†	2021 Form of Restricted Stock Unit Agreement under the 2021 Lonestar Resources US Inc. 2021 Management Incentive Plan					*
10.3†	2021 Form of Restricted Stock Unit Agreement under the 2021 Lonestar Resources US Inc. 2021 Management Incentive Plan (subject to Performance Criteria)					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Accounting Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*    Filed herewith.
**    Furnished herewith
†    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONESTAR RESOURCES US INC.

May 11, 2021	/s/ Frank D. Bracken, III
Frank D. Bracken, III Chief Executive Officer

May 11, 2021	/s/ Jason N. Werth
Jason N. Werth Chief Accounting Officer