Form 10-Q
period 2021-06-30
Lonestar Resources US Inc.
filed 2021-08-10
CIK 1661920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File Number: 001-37670

Lonestar Resources US Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	81-0874035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Boland Street, Suite 301, Fort Worth, TX	76107
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (817) 921-1889

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	LONE	OTCQX Best Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2021, the registrant had 10,107,081 shares of common stock, par value $0.001 per share, outstanding.
i

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Lonestar Resources US Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$18,788	$17,474
Restricted cash	2,157	8,972
Accounts receivable
Oil, natural gas liquid and natural gas sales	18,838	11,635
Joint interest owners and others, net	1,418	4,076
Derivative financial instruments	—	1,703
Prepaid expenses and other	1,710	1,118
Total current assets	42,911	44,978
Property and equipment
Oil and gas properties, using the successful efforts method of accounting
Proved properties	352,788	314,685
Unproved properties	33,808	34,929
Other property and equipment	19,692	19,680
Less accumulated depreciation, depletion and amortization	(12,982)	(2,056)
Property and equipment, net	393,306	367,238
Accounts receivable	6,256	6,053
Derivative financial instruments	—	395
Other non-current assets	4,232	4,651
Total assets	$446,705	$423,315
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,929	$7,651
Oil, natural gas liquid and natural gas sales payable	22,953	18,760
Accrued liabilities	15,594	15,983
Derivative financial instruments	43,539	7,938
Current maturities of long-term debt	22,157	20,000
Total current liabilities	115,172	70,332
Long-term liabilities
Long-term debt	243,199	255,328
Asset retirement obligations	3,707	4,573
Derivative financial instruments	15,539	835
Total long-term liabilities	262,445	260,736
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value, 90,000,000 shares authorized, 10,107,081 and 10,000,149 shares issued and outstanding, respectively	10	10
Additional paid-in capital	93,933	92,953
Accumulated deficit	(24,855)	(716)
Total stockholders’ equity	69,088	92,247
Total liabilities and stockholders’ equity	$446,705	$423,315

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revenues
Oil sales	$36,369	$11,976	$64,234	$41,986
Natural gas liquid sales	4,940	1,762	9,239	4,362
Natural gas sales	4,718	3,482	12,365	7,902
Total revenues	46,027	17,220	85,838	54,250
Expenses
Lease operating	3,933	4,028	8,379	11,667
Gas gathering, processing and transportation	1,520	875	3,062	3,025
Production and ad valorem taxes	2,497	1,721	4,917	4,091
Depreciation, depletion and amortization	5,860	16,575	11,169	40,929
Loss on sale and disposal of oil and gas properties	—	1,254	—	1,254
Impairment of oil and gas properties	—	—	—	199,908
General and administrative	5,962	5,981	9,939	8,856
Other (income) expense	(143)	58	(138)	(139)
Total expenses	19,629	30,492	37,328	269,591
Income (loss) from operations	26,398	(13,272)	48,510	(215,341)
Other (expense) income
Interest expense	(4,323)	(10,512)	(8,430)	(22,122)
Change in fair value of warrants	—	—	—	363
(Loss) gain on derivative financial instruments	(39,892)	(21,141)	(64,059)	80,029
Total other (expense) income	(44,215)	(31,653)	(72,489)	58,270
Loss before income taxes	(17,817)	(44,925)	(23,979)	(157,071)
Income tax benefit (expense)	—	4,332	(160)	5,687
Net loss	(17,817)	(40,593)	(24,139)	(151,384)
Preferred stock dividends	—	(2,308)	—	(4,566)
Net loss income attributable to common stockholders	$(17,817)	$(42,901)	$(24,139)	$(155,950)

Net loss per common share
Basic	$(1.77)	$(1.70)	$(2.40)	$(6.20)
Diluted	$(1.77)	$(1.70)	$(2.40)	$(6.20)

Weighted average common shares outstanding
Basic	10,092,980	25,307,714	10,046,821	25,154,151
Diluted	10,092,980	25,307,714	10,046,821	25,154,151
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020 (Successor)	10,000,149	$10	$92,953	$(716)	$92,247
Net loss	—	—	—	(6,322)	(6,322)
Balance at March 31, 2021 (Successor)	10,000,149	10	92,953	(7,038)	85,925
Stock-based compensation	106,932	—	980	—	980
Net loss	—	—	—	(17,817)	(17,817)
Balance at June 30, 2021 (Successor)	10,107,081	$10	$93,933	$(24,855)	$69,088

	Class A Voting Common Stock		Series A-1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019 (Predecessor)	24,945,594	$142,655	100,328	$—	$175,738	$(197,506)	$120,887
Payment-in-kind dividends	—	—	2,257	—	—	—	—
Stock-based compensation	308,435	—	—	—	240	—	240
Net loss	—	—	—	—	—	(110,791)	(110,791)
Balance at March 31, 2020 (Predecessor)	25,254,029	142,655	102,585	—	175,978	(308,297)	10,336
Payment-in-kind dividends	—	—	2,308	—	—	—	—
Stock-based compensation	58,182	—	—	—	28	—	28
Net loss	—	—	—	—	—	(40,593)	(40,593)
Balance at June 30, 2020 (Predecessor)	25,312,211	$142,655	104,893	$—	$176,006	$(348,890)	$(30,229)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lonestar Resources US Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash flows from operating activities
Net loss	$(24,139)	$(151,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	11,169	40,929
Stock-based compensation	1,088	(1,998)
Deferred taxes	—	(931)
Loss (gain) on derivative financial instruments	64,059	(80,029)
Settlements of derivative financial instruments	(12,398)	23,998
Impairment of oil and natural gas properties	—	199,908
Loss on disposal of property and equipment	—	83
Loss on sale of oil and gas properties	—	1,254
Non-cash interest expense	941	1,374
Change in fair value of warrants	—	(363)
Changes in operating assets and liabilities:
Accounts receivable	(5,001)	(189)
Prepaid expenses and other assets	(703)	(897)
Accounts payable and accrued expenses	(7,619)	(1,344)
Net cash provided by operating activities	27,397	30,411

Cash flows from investing activities
Acquisition of oil and gas properties	(1,612)	(1,714)
Development of oil and gas properties	(21,489)	(72,824)
Proceeds from sale of oil and gas properties	337	2,837
Purchases of other property and equipment	(13)	(636)
Net cash used in investing activities	(22,777)	(72,337)

Cash flows from financing activities
Proceeds from borrowings	—	48,157
Payments on borrowings	(10,121)	(8,109)
Net cash (used in) provided by financing activities	(10,121)	40,048
Net decrease in cash, cash equivalents and restricted cash	(5,501)	(1,878)
Cash, cash equivalents and restricted cash, beginning of the period	26,446	3,137
Cash, cash equivalents and restricted cash, end of the period	$20,945	$1,259

Supplemental information:
Cash paid for interest	$7,496	$21,036
Non-cash investing and financing activities:
Change in asset retirement obligation	$(945)	$24
Change in liabilities for capital expenditures	15,326	(16,809)
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
The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year.  In management’s opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of our consolidated financial position as of June 30, 2021 and our consolidated results of operations for the three and six months ended June 30, 2021 and June 30, 2020.

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

Comparability of Financial Statements to Prior Periods

The Company applied Fresh Start Accounting on the Effective Date. Accordingly, the Company’s Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements after November 30, 2020, are not comparable to the Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements through that date. To facilitate financial statement presentations, we refer to the reorganized company in these Condensed Consolidated Financial Statements and Notes as the “Successor,” which is effectively a new reporting entity for financial reporting purposes, for periods subsequent to November 30, 2020, and the “Predecessor” for periods prior to and including November 30, 2020. In connection with our reorganization, the Company experienced a change in control as the outstanding common and preferred shares of the Predecessor were canceled and substantially all of the Successor’s new common stock was issued to the Predecessor’s bondholders.

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

	Successor	Predecessor
In thousands	June 30, 2021	June 30, 2020
Cash and cash equivalents	$18,788	$1,259
Restricted cash, current	2,157	—
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$20,945	$1,259
Restricted cash, current in the table above represents funds reserved to cover the balance of the PPP (as defined below) loan until the Successor receives the final loan forgiveness determination from the Small Business Administration (“SBA”), in accordance with SBA guidance, or until the PPP loan is repaid.

COVID-19

During the first half and through early-August 2021, the oil and natural gas industry has experienced continued improvement in commodity prices as compared to the same period in 2020, primarily resulting from (i) improvements in oil demand as the impact from COVID-19 has begun to abate (although, as of early-August 2021, the COVID-19 Delta variant was showing significant spread globally causing uncertainty regarding future economic impacts) and (ii) actions taken by the Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”) to reduce the worldwide supply of oil through coordinated production cuts. As a result, West Texas Intermediate (“WTI”) oil prices have increased from $48.52 per barrel at December 31, 2020 to as high as $73.95 per barrel in late-July 2021. Prices for natural gas and NGLs were also much higher during the first half and through early-August 2021 than they were for the same period in 2020. While oil prices have continued to improve in 2021, the general outlook for the oil and natural gas industry for the remainder of the year remains uncertain, and the Company can provide no assurances as to when or to what extent economic disruptions resulting from COVID-19 and the corresponding decreases in oil demand may impact the Company.

CARES Act

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain taxpayer relief as a result of the COVID-19 pandemic. The CARES Act included several favorable provisions that impacted income taxes, primarily the modified rules on the deductibility of business interest expense for 2019 and 2020, a five-year carryback period for net operating losses generated after 2017 and before 2021, and the acceleration of refundable alternative minimum tax credits. The CARES Act did not materially impact the Predecessor’s or Successor’s effective tax rates for the three and six months ended June 30, 2020 and 2021, respectively.

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
Upon emergence from bankruptcy, the Company adopted fresh start accounting which resulted in its long-lived assets being recorded at their estimated fair value at the Effective Date. There were no material changes to the key cash flow assumptions and no triggering events since December 31, 2020; therefore, no impairment was identified in the three or six months ended June 30, 2021.
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

For the periods presented, there were no differences between the basic and diluted weighted average common shares. The following securities were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Preferred stock	—	17,101,727	—	16,913,597
Warrants	1,111,110	760,000	1,111,110	760,000
Stock appreciation rights	—	1,010,000	—	1,010,000
Restricted stock units	475,953	970,866	239,291	1,369,164

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

Note 2. Derivative Instruments and Hedging Activities
Commodity Derivative Instruments
Lonestar enters into certain commodity derivative instruments to mitigate commodity price risk associated with a portion of its future oil, NGL and natural gas production and related cash flows. The oil, NGL and natural gas revenues and cash flows are affected by changes in commodity product prices, which are volatile and cannot be accurately predicted. The objective for entering into these commodity derivatives is to protect the operating revenues and cash flows related to a portion of the future oil, NGL and natural gas sales from the risk of significant declines in commodity prices.
Inherent in Lonestar’s fixed price contracts are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from non-performance by the Company’s counterparty to a contract. The Company does not currently require cash collateral from any of its counterparties nor does its counterparties require cash collateral from the Company. As of June 30, 2021, the Company had no open physical delivery obligations.

The following table summarizes Lonestar’s commodity derivative contracts as of June 30, 2021:

	Contract			Volumes	Weighted
Commodity	Type	Period	Range (1)	(Bbls/Mcf per day)	Average Price
Oil - WTI	Swaps	July - Dec 2021	$42.20 - $54.55	5,525	$46.33
Oil - WTI	Swaps	Jan - Dec 2022	$44.83 - $51.44	3,062	47.03
Oil - WTI	Swaps	Jan - Dec 2023	$52.00 - $56.15	2,362	54.25
Natural Gas - Henry Hub	Swaps	July - Dec 2021	$2.93 - $3.05	13,550	2.98
Natural Gas - Henry Hub	Swaps	Jan - Dec 2022	$2.70 - $3.14	6,233	2.77
(1) Ranges presented for fixed-price swaps and basis swaps represent the lowest and highest fixed prices of all open contracts for the period presented.
During July 2021, the Company entered into additional Henry Hub natural gas swaps of 1,070,000 Mcf (8,770 Mcf per day) for the period of September 2021 through December 2021 at an average strike price of $4.02 per Mcf, Henry Hub natural gas swaps of 2,737,500 Mcf (7,500 Mcf per day) for the period of January 2022 through December 2022 at an average strike price of $3.38 per Mcf and Henry Hub natural gas swaps of 1,582,500 Mcf (8,743 Mcf per day) for the period of January 2023 through June 2023 at an average strike price of $3.02 per Mcf.
As of June 30, 2021, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contain credit-risk related contingent features.

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

The following table summarizes our revenues by product type for the three and six months ended June 30, 2021 and 2020:

In thousands	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Oil	$36,369	$11,976	$64,234	$41,986
NGLs	4,940	1,762	9,239	4,362
Natural gas	4,718	3,482	12,365	7,902
Total revenues	$46,027	$17,220	$85,838	$54,250

As of June 30, 2021 and December 31, 2020 the accounts receivable balance representing amounts due or billable under the terms of contracts with purchasers was $18.8 million and $11.6 million, respectively.

Note 4. Fair Value Measurements
Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. Accounting Standards Codification (“ASC”) 820 prioritizes the inputs used in measuring fair value into the following fair value hierarchy:
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
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, for each fair value hierarchy level:

	Fair Value Measurements Using
In thousands	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2021
Liabilities:
Derivative financial instruments	$—	$(59,078)	$—	$(59,078)
Stock-based compensation	(108)			(108)
Total	$(108)	$(59,078)	$—	$(59,186)

December 31, 2020
Assets:
Derivative financial instruments	$—	$2,098	$—	$2,098
Liabilities:
Derivative financial instruments	—	(8,773)	—	(8,773)
Total	$—	$(6,675)	$—	$(6,675)
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

Note 5. Accrued Liabilities
Accrued liabilities consisted of the following as of the dates indicated:

In thousands	June 30, 2021	December 31, 2020
Bonus payable	$1,231	$1,363
Accrued well costs	9,160	1,752
Third-party payments for joint-interest expenditures	1,017	5,178
Accrued professional fees (success fees)	—	4,710
Ad valorem payable	2,307	869
Other	1,879	2,111
Total accrued liabilities	$15,594	$15,983
Note 6. Long-Term Debt
The following long-term debt obligations were outstanding as of the dates indicated:

In thousands	June 30, 2021	December 31, 2020
Senior Secured Credit Facility	$209,600	$209,600
Second-Out Term Loan	45,000	55,000
Mortgage debt	8,596	8,712
PPP loan	2,157	2,157
Other	249	261
Total long-term debt	265,602	275,730
Less unamortized discount	(246)	(402)
Total, net of unamortized discount	265,356	275,328
Less current obligations	(22,157)	(20,000)
Long-term debt	$243,199	$255,328
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
Borrowings and letters of credit under the Successor Credit Facility are limited by borrowing base calculations set forth therein. The initial borrowing base is $225 million, subject to redetermination. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year, with one interim “wildcard” redetermination available between scheduled redeterminations. The first wildcard redetermination occurred on February 1, 2021, which reaffirmed the initial borrowing base of $225 million and the May 1 redetermination was completed in August 2021, which also reaffirmed the $225 million borrowing base.
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

Borrowings under the Successor Credit Agreements bear interest at a floating rate at the Successor’s option, which can be either an adjusted Eurodollar rate (the Adjusted LIBOR, subject to a 1% floor) plus an applicable margin of 4.50% per annum or a base rate determined under the Successor Credit Facility (the “ABR”, subject to a 2% floor) plus an applicable margin of 3.50% per annum. The weighted average interest rate on borrowings under the Successor Credit Agreements was 5.5% for the three and six months ended June 30, 2021. The undrawn portion of the aggregate lender commitments under the Successor Credit Facility is subject to a commitment fee of 1.0%. As of June 30, 2021, the Successor was in compliance with all debt covenants under the Successor Credit Facilities.

First Amendment

Effective August 6, 2021, the Company entered into the First Amendment and Borrowing Base Agreement (the “First Amendment”), which reaffirmed the $225 million borrowing base for the Successor Credit Facility pursuant to the scheduled May 1 redetermination and amended certain required swap agreements.

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

Note 8. Stock-Based Compensation
Management Incentive Plan
In connection with the Company's emergence from bankruptcy, the Plan provided for the adoption of a management incentive plan. On April 31, 2021, the Lonestar Resources US Inc. 2021 Management Incentive Plan (the “MIP”) was approved and adopted by the Company’s board of directors. The aggregate number of the Company’s common shares reserved for issuance under the MIP is equal to 966,184 shares, which are available for issuance pursuant to awards granted to officers, other employees, directors and other service providers. The MIP provides for, among other things, the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents, other stock-based awards, cash awards, or any combination of the foregoing. As of June 30, 2021,awards covering 691,500 shares of the Company’s stock are outstanding under the MIP and 274,684 shares are available for future grants under the MIP, all of which could be issued in the form of restricted stock units. The incentive compensation program is administered by the Compensation Committee of the Company's Board of Directors.
Restricted Stock Units

On April 13, 2021, service-based restricted stock unit awards (“RSUs”) were granted to certain employees and directors under the MIP. One-third of the RSUs granted to employees vested and were immediately settled on the grant date, and the remaining unvested RSUs will vest in equal annual installments December 31, 2021, December 31, 2022, and December 31, 2023, subject to such employee’s continued employment with the Company on each applicable vesting date. One-half of the RSUs granted to directors vested and were immediately settled on the date of grant, and the remaining unvested RSUs will vest on December 31, 2021, subject to such director’s continued service on the Company’s board of directors through such vesting date. Shares of the Company’s common stock to be delivered to participants upon settlement are expected to be made available from authorized but unissued shares reserved under the MIP, however, the RSUs held by directors are eligible for settlement in cash at such directors’ discretion. As a result, RSUs granted to directors are accounted for as a liability on the Company's unaudited condensed consolidated balance sheet.
As of June 30, 2021, there was $1.7 million of unrecognized compensation expense related to the Company’s
RSUs held by employees. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years. For the three months ended June 30, 2021, the Company recognized $1.3 million, of stock-based compensation expense for the RSUs. The liability for directors' unvested RSUs on the accompanying consolidated balance sheet as of June 30, 2021 was $0.1 million.

A summary of the status of the Company's service-based RSU grants issued, and the changes during the six months ended June 30, 2021 is presented below:

	Shares	Weighted Average Fair Value per Share
Nonvested at December 31, 2020	—	$—
Granted	387,750	7.29
Vested	(143,250)	7.29
Forfeited	—	—
Nonvested at June 30, 2021	244,500	10.28

Performance-Based RSUs

In April 2021, performance-based restricted stock unit awards (“PSUs”) were granted to certain employees under the MIP. The PSUs are eligible to vest in equal annual installments on December 31, 2021, December 31, 2022, and December 31, 2023 (each installment, a “Tranche”), subject to such employee’s continued employment with the Company on each applicable vesting date. Whether the PSUs vest and become settled on each applicable vesting date depends on the achievement of certain performance criteria determined by the Company’s board of directors, which is set within 90 days of the applicable fiscal year with respect to each Tranche. The performance criteria determined by the Company’s board of directors is typically related to the Company’s performance for the preceding fiscal year against several key performance indicators, including free cash flow and spending metrics, as well as discretionary factors. Shares of the Company’s common stock to be delivered to participants upon settlement are expected to be made available from authorized but unissued shares reserved under the MIP.
As of June 30, 2021, there was $2.2 million of unrecognized compensation expense related to the Successor’s non-vested PSUs. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.6 years. For the three months ended June 30, 2021, the Company recognized $0.1 million, of stock-based compensation expense for the PSUs.
PSUs are valued using a Monte Carlo simulation. Expected volatilities utilized in the model were estimated using historical volatility of the Predecessor stock over a look-back term generally equivalent to the expected life of the award from the grant date.
A range of assumptions used in the Monte Carlo simulation valuation approach is as follows:

Six Months Ended June 30, 2021
Weighted-average fair value of PSUs granted	$7.29
Risk-free interest rate	0.21%
Expected life	3.6
Expected volatility	125%
Dividend yield	—

A summary of the status of the non-vested PSUs during the six months ended June 30, 2021 is as follows:

	Shares	Weighted Average Fair Value per Share
Non-vested at December 31, 2020	—	$—
Granted	303,750	7.29
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2021	303,750	$10.28
Note 9. Related-Party Activities
New Tech Global Ventures, LLC, and New Tech Global Environmental, LLC, companies in which a director of the Predecessor owns a limited partnership interest, have provided field engineering staff and consultancy services for the Company since 2013. The total cost for such services was approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2020 (Predecessor). On the Effective Date, the director resigned from the Company’s Board.

Note 10. Commitments and Contingencies
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
Gonzales County AMI
In February 2020, the Company announced that it had entered into a Joint Development Agreement (the “JDA”) in Gonzales County with one of the largest producers in the Eagle Ford which encompass an Area of Mutual Interest (the “AMI”) totaling approximately 15,000 acres.
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
Note 11. Subsequent Events
Penn Virginia Merger
On July 12, 2021, Penn Virginia Corporation (“Penn Virginia”) and the Company announced that they entered into a definitive merger agreement, (the “Merger Agreement”), pursuant to which Penn Virginia will acquire the Company in an all-stock transaction. Under the terms of the Merger Agreement, the Company’s shareholders will receive 0.51 shares of Penn Virginia for each of the Company’s shares. The transaction is expected to close in the second half of 2021, subject to the satisfaction of customary closing conditions, including obtaining the requisite shareholder and regulatory approvals. The transaction has been unanimously approved by the Boards of Directors of both companies. Consummation of the merger is subject to satisfaction of customary conditions.
The Merger Agreement contains certain termination rights for both the Company and Penn Virginia, including, among others, if the merger is not completed by November 26, 2021. On a termination of the Merger Agreement under certain circumstances, Penn Virginia may be required to pay the Company a termination fee of $6 million, or the Company may be required to pay Penn Virginia a termination fee of $3 million.

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
Penn Virginia Merger
On July 12, 2021, Penn Virginia Corporation (“Penn Virginia”) and Lonestar announced that they entered into a definitive merger agreement, or (the “Merger Agreement”), pursuant to which Penn Virginia will acquire Lonestar in an all-stock transaction. Under the terms of the Merger Agreement, Lonestar’s shareholders will receive 0.51 shares of Penn Virginia for each of the Company’s shares. The transaction is expected to close in the second half of 2021, subject to the satisfaction of customary closing conditions, including obtaining the requisite shareholder and regulatory approvals. The transaction has been unanimously approved by the Boards of Directors of both companies. Consummation of the merger is subject to satisfaction of customary conditions.
The Merger Agreement contains certain termination rights for both Lonestar and Penn Virginia, including, among others, if the merger is not completed by November 26, 2021. On a termination of the Merger Agreement under certain circumstances, Penn Virginia may be required to pay Lonestar a termination fee of $6 million, or Lonestar may be required to pay Penn Virginia a termination fee of $3 million.
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
•Holders of Prepetition Notes Claims received distributions of a pro rata share of 96% of 10,000,149 shares of New Common Stock issued on the Effective Date, subject to dilution by a to-be-adopted management incentive plan (the “MIP”) and the new warrants;
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
Market Developments
During the first half and through early-August 2021, the oil and natural gas industry has experienced continued improvement in commodity prices as compared to the same period in 2020, primarily resulting from (i) improvements in oil demand as the impact from COVID-19 has begun to abate (although, as of early-August 2021, the COVID-19 Delta variant was showing significant spread globally causing uncertainty regarding future economic impacts) and (ii) actions taken by the Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”) to reduce the worldwide supply of oil through coordinated production cuts. As a result, West Texas Intermediate (“WTI”) oil prices have increased from $48.52 per barrel at December 31, 2020 to as high as $73.95 per barrel in late-July 2021. Prices for natural gas and NGLs were also much higher during the first half and through early-August 2021 than they were for the same period in 2020. While oil prices have continued to improve in 2021, the general outlook for the oil and natural gas industry for the remainder of the year remains uncertain, and we can provide no assurances as to when or to what extent economic disruptions resulting from COVID-19 and the corresponding decreases in oil demand may impact the Company.

Operational Highlights for the Second Quarter of 2021
As a result of Lonestar filing for bankruptcy and emerging from bankruptcy on November 30, 2020, our financial results are broken out between the Predecessor periods (the three and six months ended June 30, 2020) and the Successor periods (the three and six months ended June 30, 2021). For the three months ended June 30, 2020 (Predecessor), we recognized a net loss of $42.9 million attributable to common shareholders, and for the three months ended June 30, 2021 (Successor), we recognized a net loss of $17.8 million.
Operational highlights for the second quarter of 2021 included the following:
•Brought four gross wells online during the quarter and an additional three drilled-but-uncompleted wells at our Hawkeye properties;
•Increased production by 14% from the first quarter of 2021;
•Continued to focus on reduced operating expenses. Lease operating expenses were $3.65 per BOE for the quarter while gas gathering, processing and transportation came in at $1.65 per BOE; and
•Continued to build our commodities hedge portfolio to protect our operations from downside price risk. As of August 9, 2021, we had oil hedges covering 5,525 Bbls per day for the remainder of 2021, 3,060 Bbls per day for 2022 and 2,360 Bbls per day for 2023. In addition, on that date, we had natural gas hedges covering 19,365 MMBtu per day of natural gas for the remainder of 2021, 13,745 MMBtu per day for 2022 and 8,743 MMBtu per day for the first half of 2023.

The primary drivers of our financial net loss for the three months ended June 30, 2021 (Successor) included:
•Revenues totaling $46.0 million, comprised of 11,855 BOE per day of production during the quarter with $42.66 per BOE of realized sales price before any hedging effects, and
•Losses on our commodity hedges of $39.9 million for the quarter, comprised of $10.8 million of realized losses and $29.1 million of unrealized losses.
The following reflects some of the primary drivers for our change in operating results between the second quarter of 2021 and the comparative period in 2020:

•Oil and natural gas revenues increased by $28.8 million (167%), due to a 199% increase in commodity prices partially offset by a 33% decrease in production. During the second quarter of 2020, we had a significant amount of production shut-in due to historically low commodity prices;
•Lease operating expenses slightly decreased by $0.1 million (2%), primarily due to lower production volumes in the current quarter;
•Commodity derivative expense increased by $18.8 million ($39.9 million of expense during the second quarter of 2021 compared to $21.1 million of income during the second quarter of 2020); and
•Interest expense decreased significantly between the periods as a result of the extinguishment of the Predecessor 11.25% Senior Notes (discussed further below) on the Effective Date. Depreciation, depletion and amortization (“DD&A”) expense was also significantly lower between the periods as a result of the fresh start accounting (discussed above), which also occurred on the Effective Date.

RESULTS OF OPERATIONS
Certain of our operating results and statistics for the three and six months ended June 30, 2021 and 2020 are summarized below:

In thousands, except per share and unit data	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating results
Net loss attributable to common stockholders	$(17,817)	$(42,901)	$(24,139)	$(155,950)
Net loss per common share – basic(1)	(1.77)	(1.70)	(2.40)	(6.20)
Net loss per common share – diluted(1)	(1.77)	(1.70)	(2.40)	(6.20)
Net cash provided by operating activities	25,514	16,576	27,397	30,411
Revenues
Oil	$36,369	$11,976	$64,234	$41,986
NGLs	4,940	1,762	9,239	4,362
Natural gas	4,718	3,482	12,365	7,902
Total revenues	$46,027	$17,220	$85,838	$54,250
Total production volumes by product
Oil (Bbls)	566,379	579,179	1,066,377	1,237,680
NGLs (Bbls)	219,247	267,462	414,935	570,933
Natural gas (Mcf)	1,759,213	2,203,209	3,188,404	4,313,625
Total barrels of oil equivalent (6:1)	1,078,828	1,213,843	2,012,713	2,527,551
Daily production volumes by product
Oil (Bbls/d)	6,224	6,365	5,859	6,800
NGLs (Bbls/d)	2,409	2,939	2,280	3,137
Natural gas (Mcf/d)	19,332	24,211	17,519	23,701
Total barrels of oil equivalent (BOE/d)	11,855	13,339	11,059	13,888
Average realized prices
Oil ($ per Bbl)	$64.21	$20.16	$60.24	$33.92
NGLs ($ per Bbl)	22.53	6.59	22.27	7.64
Natural gas ($ per Mcf)	2.68	1.58	3.88	1.83
Total oil equivalent, excluding the effect from commodity derivatives ($ per BOE)	42.66	14.19	42.65	21.46
Total oil equivalent, including the effect from commodity derivatives ($ per BOE)	32.65	31.22	34.59	32.88
Operating and other expenses
Lease operating	$3,933	$4,028	$8,379	$11,667
Gas gathering, processing and transportation	1,520	875	3,062	3,025
Production and ad valorem taxes	2,497	1,721	4,917	4,091
Depreciation, depletion and amortization	5,860	16,575	11,169	40,929
General and administrative	5,962	5,981	9,939	8,856
Interest expense	4,323	10,512	8,430	22,122
Operating and other expenses per BOE
Lease operating	$3.65	$3.32	$4.16	$4.62
Gas gathering, processing and transportation	1.41	0.72	1.52	1.20
Production and ad valorem taxes	2.31	1.42	2.44	1.62
Depreciation, depletion and amortization	5.43	13.65	5.55	16.19
General and administrative	5.53	4.93	4.94	3.50
Interest expense	4.01	8.66	4.19	8.75

(1) Basic and diluted earnings per share are calculated using the two-class method. See Footnote 1. Basis of Presentation in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1.

Production
The table below summarizes our production volumes for the three and six months ended June 30, 2021 and 2020:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Oil (Bbls/d)	6,224	6,365	5,859	6,800
NGLs (Bbls/d)	2,409	2,939	2,280	3,137
Natural gas (Mcf/d)	19,332	24,211	17,519	23,701
Total (BOE/d)	11,855	13,339	11,059	13,888
Total production during the second quarter of 2021 averaged 11,855 BOE per day, a decrease of 11%, or 1,484 BOE per day, compared to the same period in 2020. This decrease was primarily driven by slower development of our Eagle Ford acreage starting in the second half of 2020 as a result of lower commodity pricing and the Company conserving liquidity during its restructuring, partially offset by the shutting in of a significant amount of production (which effected average daily production for the quarter by approximately 1,700 BOE per day) in our oil-rich Central Eagle Ford region during late April through the end of May 2020 both in response to lower commodity prices at the time. Total production during the first six months of 2021 averaged 11,059 BOE per day, a decrease of 20%, or 2,829 BOE per day, compared to the same period in 2020.
Our production during the second quarter of 2021 was 73% oil and NGLs, compared to 70% during the second quarter of 2020.
Oil, Natural Gas Liquid and Natural Gas Revenues
The table below summarizes our production revenues for the three and six months ended June 30, 2021 and 2020:

In thousands	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Oil	$36,369	$11,976	$64,234	$41,986
NGLs	4,940	1,762	9,239	4,362
Natural gas	4,718	3,482	12,365	7,902
Total revenues	$46,027	$17,220	$85,838	$54,250
Our oil, NGL and natural gas revenues during the three months ended June 30, 2021 increased $28.8 million, or 167%, compared to those revenues for the same period in 2020. For the six months ended June 30, 2020, our oil, NGL and natural gas revenues increased $31.6 million, or 58%, compared to the same period in 2020. The changes in our oil, NGL and natural gas revenues are due to changes in production quantities and commodity prices (excluding any impact of our commodity derivative contracts), as reflected in the following table:

In thousands	Three Months Ended June 30, 2021 vs 2020		Six Months Ended June 30, 2021 vs 2020

	(Decrease) Increase in Revenues	Percentage (Decrease) Increase in Revenues	(Decrease) Increase in Revenues	Percentage (Decrease) Increase in Revenues
Change in oil, NGL and natural gas revenues due to:
Decrease in production	$(1,916)	(11)%	$(11,050)	(20)%
Increase in commodity prices	30,723	177%	42,638	79%
Total change in oil, NGL and natural gas revenues	$28,807	166%	$31,588	58%

Excluding the impact of our commodity derivative contracts, our net realized commodity prices and NYMEX differentials were as follows during the three and six months ended June 30, 2021 and 2020:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Average net realized price
Oil ($/Bbl)	$64.21	$20.16	$60.24	$33.92
NGLs ($/Bbls)	22.53	6.59	22.27	7.64
Natural gas ($/Mcf)	2.68	1.58	3.88	1.83
Total ($/BOE)	42.66	14.19	42.65	21.46
Average NYMEX differentials
Oil per Bbl	$(1.85)	$(7.17)	$(1.71)	$(3.09)
Natural gas per Mcf	(0.26)	(0.13)	0.66	0.02
Variations in our average NYMEX oil differential are generally caused by variations of certain of the pricing components included in our pricing formulae, which are industry standards. The significant improvement in our oil differential between the second quarter of 2021 and 2020 reflects overall stabilization in the market, which was experiencing historical upheaval last year in light of the effects of the COVID-19 pandemic and OPEC+ production decisions.
Variations in our natural gas NYMEX differentials are generally caused by movement in the NYMEX natural gas prices during the month, as most of our natural gas is sold on an index price that is set near the first of each month. While the percentage change in NYMEX natural gas differentials can be large, these variations are seldom more than $0.20 per MMBtu above or below NYMEX price. The natural gas differential for the six months ended June 30, 2021 (Successor) includes the benefit of abnormally high realizations achieved in February 2021 resulting from higher gas residue prices during Winter Storm Uri.
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
The following table summarizes the net cash (payments) receipts on the Company’s commodity derivatives and the relative price impact (per Bbl or Mcf) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
In thousands, except price impact	Net realized settlements	Price impact	Net realized settlements	Price impact	Net realized settlements	Price impact	Net realized settlements	Price impact
(Payments) receipts on settlements of oil derivatives	$(8,542)	$(8.01)	$21,400	$36.95	$(11,963)	$(21.12)	$21,261	$17.18
Receipts on settlements of natural gas derivatives	58	0.02	1,491	0.68	714	0.41	2,455	0.57
Total net commodity derivative settlements	$(8,484)		$22,891		$(11,249)		$23,716

Our realized net loss on commodity derivative contracts was $10.8 million and $16.2 million for the three and six months ended June 30, 2021 (Successor), respectively, compared to net realized gain of $20.5 million and $28.7 million for the three and six months ended June 30, 2020 (Predecessor), respectively. We realized an average loss of $10.01 and $8.06 per BOE on our oil and natural gas swaps during the three and six months ended June 30, 2021 (Successor), respectively, as compared to an average gain of $17.03 and $11.42 per BOE for the three and six months ended June 30, 2020 (Predecessor), respectively.
In order to provide a level of price protection to a portion of our oil production and to meet certain hedging requirements under our Successor Credit Facility (as defined below), we have hedged a portion of our estimated oil and natural gas production in 2021, 2022 and 2023 using NYMEX fixed-price swaps. See Note 2, Commodity Price Risk Activities, to the consolidated financial statements for additional details of our outstanding commodity derivative contracts as of June 30, 2021 for additional discussion.
The following table summarizes our oil and natural gas derivative contracts as of August 9, 2021:

	Q3 2021	Q4 2021	1H 2022	2H 2022	1H 2023	2H 2023
Oil — WTI
Volumes Hedged (Bbls/d)	5,650	5,400	3,124	3,000	2,450	2,275
Swap Price	$46.62	$46.03	$47.32	$46.73	$54.34	$54.16

Natural Gas — Henry Hub
Volumes Hedged (Mcf/d)	18,030	20,700	14,986	12,500	8,743	—
Swap Price	$3.03	$3.52	$3.19	$3.00	$3.02	$—
Production Expenses
The table below presents detail of production expenses for the three and six months ended June 30, 2021 and 2020:

In thousands, except expense per BOE	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Production expenses
Lease operating	$3,933	$4,028	$8,379	$11,667
Gas gathering, processing and transportation	1,520	875	3,062	3,025
Production and ad valorem taxes	2,497	1,721	4,917	4,091
Depreciation, depletion and amortization	5,860	16,575	11,169	40,929
Production expenses per BOE
Lease operating	$3.65	$3.32	$4.16	$4.62
Gas gathering, processing and transportation	1.41	0.72	1.52	1.20
Production and ad valorem taxes	2.31	1.42	2.44	1.62
Depreciation, depletion and amortization	5.43	13.65	5.55	16.19
Lease Operating and Gas Gathering, Processing and Transportation
Lease operating expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for direct labor, water injection and disposal, utilities, materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production and ad valorem taxes.

Total lease operating expense was $3.9 million and $8.4 million, or $3.65 and $4.16 per BOE, for the three and six months ended June 30, 2021 (Successor), respectively, compared to $4.0 million and $11.7 million, or $3.32 and $4.62 per BOE, during the Predecessor’s same respective periods in 2020. Total gas gathering, processing and transportation expense was $1.5 million and $3.1 million, or $1.41 and $1.52 per BOE for the three and six months ended June 30, 2021 (Successor), respectively, compared to $0.8 million and $3.0 million, or $0.72 and $1.20 per BOE, during the Predecessor’s same respective periods in 2020. The slight decrease in lease operating expense on an absolute-dollar basis were primarily due lower production in the current quarter.
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

The following table provides detail of our production and ad valorem taxes for the three and six months ended June 30, 2021 and 2020:

	Successor	Predecessor	Successor	Predecessor
In thousands	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Production taxes	$1,826	$729	$3,580	$2,055
Ad valorem taxes	671	992	1,337	2,036
Total production and ad valorem tax expense	$2,497	$1,721	$4,917	$4,091
Total production taxes were $1.8 million and $3.6 million, or $1.69 and $1.78 per BOE, for the three and six months ended June 30, 2021 (Successor), respectively, compared to $0.7 million and $2.1 million, or $0.60 and $0.81 per BOE, during the Predecessor’s same respective periods in 2020. Total ad valorem taxes were $0.7 million and $1.4 million, or $0.62 and $0.66 per BOE for the three and six months ended June 30, 2021 (Successor), respectively, compared to $1.0 million and $2.0 million, or $0.82 and $0.81 per BOE, during the Predecessor’s same respective periods in 2020. Higher production taxes in the current periods are due to higher associated commodity prices.
Depreciation, Depletion and Amortization
The table below provides detail of our depreciation, depletion and amortization (“DD&A”) expense for the three and six months ended June 30, 2021 and 2020.

In thousands	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Depletion of proved oil and gas properties	$5,339	$15,925	$10,072	$39,607
Depreciation of other property and equipment	301	383	638	746
Accretion of asset retirement obligations	220	267	459	576
Total DD&A expense	$5,860	$16,575	$11,169	$40,929
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

Total DD&A expense was $5.9 million and $11.2 million, or $5.43 and $5.55 per BOE, for the three and six months ended June 30, 2021 (Successor), respectively, compared to $16.6 million and $40.9 million, or $13.65 and $16.19 per BOE, during the Predecessor’s same respective periods in 2020. The decreases in the current periods are attributable to lower depletable costs due to the step down in book value resulting from fresh start accounting. Based upon fresh start accounting, oil and gas properties were recorded at fair value as of November 30, 2020.
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
Upon emergence from bankruptcy, the Company adopted fresh start accounting which resulted in our long-lived assets being recorded at their estimated fair values at the Effective Date. There were no material changes to our key cash flow assumptions and no triggering events since December 31, 2020; therefore, no impairment was identified during the second quarter of 2021.
General and Administrative
Total general and administrative (“G&A”) expense was $6.0 million and $9.9 million, or $5.53 and $4.94 per BOE, for the three and six months ended June 30, 2021 (Successor), respectively, compared to $6.0 million and $8.9 million, or $4.93 and $3.50 per BOE, for the three and six months ended June 30, 2020 (Predecessor), respectively. G&A includes approximately $1.2 million of professional fees residual to the Company’s restructuring in 2020, including legal, consulting and accounting fees incurred as part of the Company’s fresh-start accounting process for the six months ended June 30, 2021 (Successor). G&A for the three months ended June 30, 2021 (Successor) includes stock-based compensation expense of $1.4 million attributable to our management incentive plan implemented in April 2021. G&A for the three and six months ended June 30, 2020 (Predecessor) includes stock-based compensation gains of $1.8 million. On the Effective Date, all of the Predecessor’s stock-based compensation plans were cancelled.
Interest Expense
The table below provides detail of the interest expense for our various long-term obligations for the three and six months ended June 30, 2021 and 2020:

In thousands	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Interest expense on Successor Credit Facility	$3,130	$—	$6,032	$—
Interest expense on Successor Term Loan Facility	718	—	1,441	—
Interest expense on Predecessor 11.25% Senior Notes	—	7,031	—	14,062
Interest expense on Predecessor Credit Facility	—	2,664	—	6,356
Other interest expense	83	211	172	329
Total cash interest expense (1)	$3,931	$9,906	$7,645	$20,747
Amortization of debt issuance costs and discounts	392	606	785	1,375
Total interest expense	$4,323	$10,512	$8,430	$22,122
Per BOE:
Total cash interest expense	$3.64	$8.16	$3.80	$8.21
Total interest expense	4.01	8.66	4.19	8.75
(1) Cash interest is presented on an accrual basis.

Total cash interest expense was $3.9 million and $7.6 million, or $3.64 and $3.80 per BOE, for the three and six months ended June 30, 2021 (Successor), respectively, compared to $9.9 million and $20.7 million, or $8.16 and $8.21 per BOE, during the Predecessor’s same respective periods in 2020. The decrease between periods was primarily due to a decrease in the average debt principal outstanding, with the Successor period reflecting the full extinguishment of all outstanding obligations under the 11.25% Senior Secured Notes on the Effective Date, pursuant to the terms of the Plan, relieving approximately $250 million of debt by issuing equity in the Successor period to the holders of that debt.
See Note 6. Long-Term Debt in Notes to the Unaudited Condensed Consolidated Financial Statements for additional information about our long-term debt and interest expense.
Income Taxes
The following table provides further detail of our income taxes for the three and six months ended June 30, 2021 and 2020:

In thousands, except per-BOE amounts and tax rates	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Current income tax benefit (expense)	$—	$4,332	$(160)	$4,756
Deferred income tax benefit	—	—	—	931
Total income tax benefit (expense)	$—	$4,332	$(160)	$5,687
Average income tax benefit (expense) per BOE	$—	$3.57	$(0.08)	$2.25
Effective tax rate	—%	9.6%	(0.7)%	15.8%
As the tax basis of our assets, primarily our oil and gas properties, is in excess of the carrying value, as adjusted in fresh start accounting, the Successor is in a net deferred tax asset position at June 30, 2021. We evaluated our deferred tax assets in light of all available evidence as of the balance sheet date, including the tax impacts of the Chapter 11 Proceedings and the partial reduction of net operating losses and tax credits and partial reduction of tax basis in assets (collectively “tax attributes”). Given our cumulative loss position, we recorded a total valuation allowance of $42.5 million on our underlying deferred tax assets as of June 30, 2021. For the three and six months ended June 30, 2021 (Successor), the income tax benefit associated with the Successor’s pre-tax book loss was substantially offset by a change in valuation allowance.
Our deferred tax assets exceeded our deferred tax liabilities at June 30, 2020 (Predecessor) primarily due to tax consequences of the impairment of our proved properties during the first quarter of 2020; as a result, we recorded a full valuation allowance of $40.1 million at June 30, 2020 due to uncertainties regarding the future realization of our deferred tax assets.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain taxpayer relief as a result of the COVID-19 pandemic. The CARES Act included several favorable provisions that impacted income taxes, primarily the modified rules on the deductibility of business interest expense for 2019 and 2020, a five-year carryback period for net operating losses generated after 2017 and before 2021, and the acceleration of refundable alternative minimum tax credits. The CARES Act did not materially impact our effective tax rate for the three and six months ended June 30, 2021 (Successor) and 2020 (Predecessor).

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
Currently, our availability under the Successor Credit Facility is $15.0 million and we are required to make two more quarterly pay-downs on our Successor Term Loan which will total an additional $10.0 million by the end of 2021.

Cash flows for the six months ended June 30, 2021 and 2020 are presented below:

In thousands	Successor	Predecessor
	Six Months ended June 30, 2021	Six Months Ended June 30, 2020
Net cash provided by (used in):
Operating activities	$27,397	$30,411
Investing activities	(22,777)	(72,337)
Financing activities	(10,121)	40,048
Net change in cash	$(5,501)	$(1,878)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $27.4 million for six months ended June 30, 2021 (Successor), compared to $30.4 million for the six months ended June 30, 2020 (Predecessor). The lower current year amount is primarily due to a $36.4 million negative swing in cash hedge settlements between the two periods, largely offset by higher production revenues in the current period as discussed above.
Net Cash Used in Investing Activities
Net cash used in investing activities was $22.8 million for the six months ended June 30, 2021 (Successor), compared to $72.3 million for the six months ended June 30, 2020 (Predecessor). This decrease is primarily due to lower drilling and development costs in the current period, as we did not resume our one-rig drilling program until February 2021 versus the two-rig program we were running throughout the Predecessor period.

Net Cash Used in Financing Activities
Net cash used by financing activities was $10.1 million for the six months ended June 30, 2021 (Successor), compared to $40.0 million provided by financing activities for the six months ended June 30, 2020 (Predecessor). This decrease primarily resulted from no borrowings on the credit line offset by the quarterly $5.0 million pay-downs we made on our Successor Term Loan in 2021.

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
Borrowings and letters of credit under the Successor Credit Facility are limited by borrowing base calculations set forth therein. The initial borrowing base is $225 million, subject to redetermination. The borrowing base will be redetermined semiannually on or around May 1 and November 1 of each year, with one interim “wildcard” redetermination available between scheduled redeterminations. The first wildcard redetermination occurred on February 1, 2021, which reaffirmed the initial borrowing base of $225 million and the May 1 redetermination was completed in August 2021, which also reaffirmed the $225 million borrowing base.
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

Borrowings under the Successor Credit Agreements bear interest at a floating rate at the Successor’s option, which can be either an adjusted Eurodollar rate (the Adjusted LIBOR, subject to a 1% floor) plus an applicable margin of 4.50% per annum or a base rate determined under the Successor Credit Facility (the “ABR”, subject to a 2% floor) plus an applicable margin of 3.50% per annum. The weighted average interest rate on borrowings under the Successor Credit Agreements was 5.5% for the three and six months ended June 30, 2021. The undrawn portion of the aggregate lender commitments under the Successor Credit Facility is subject to a commitment fee of 1.0%. As of June 30, 2021, the Successor was in compliance with all debt covenants under the Successor Credit Facilities.

First Amendment

Effective August 6, 2021, we entered into the First Amendment and Borrowing Base Agreement (the “First Amendment”), which reaffirmed the $225 million borrowing base for the Successor Credit Facility pursuant to the scheduled May 1 redetermination and amended certain required swap agreements.

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
Capital Expenditures
The table below summarizes our cash capital expenditures incurred for the six months ended June 30, 2021:

In thousands	Six Months Ended June 30, 2021
Acquisition of oil and gas properties	$1,612
Development of oil and gas properties	21,489
Purchases of other property and equipment	13
Total capital expenditures	$23,114
For the six months ended June 30, 2021, our capital expenditures were funded with cash flow from operations. As noted above, cash payments for capital expenditures were lower this quarter as we ran one drilling rig this period starting in February 2021 versus running two rigs throughout the first half of 2020.
2021 Capital Spending
Capital spending levels are highly dependent on revenues, liquidity and our commitment to repay debt. We are currently expect expenditures, including acquisitions, of $45 million to $55 million. This program, as it currently stands, will allow for the drilling of 10 gross wells, all of which will be in our Eagle Ford position in South Texas. As previously noted, our 2021 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital that we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated wells, our drilling results, other opportunities that may become available to us and our ability to obtain capital. In addition, pursuant to the Merger Agreement with Penn Virginia discussed above, certain capital expenditures which exceed the capital budget approved by the Lonestar Board of Directors, asset sales and acquisitions must be approved by Penn Virginia prior to being incurred going forward.
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
As of June 30, 2021, there were no significant changes to any of our critical accounting policies and estimates.
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
The following table shows the fair value of our derivative contracts and the hypothetical result from a 10% change in commodity prices as of June 30, 2021. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks could be mitigated by price changes in the underlying physical commodity:

		Hypothetical Fair Value
(in thousands)	Fair Value	10% Increase In Commodity Price	10% Decrease In Commodity Price
Swaps	$(59,078)	$(80,539)	$(37,617)
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
Interest Rate Risk
As of June 30, 2021, we had $254.6 million outstanding under the Successor Credit Agreements, which are subject to floating market rates of interest. Borrowings under the Successor Credit Agreements bear interest at a fluctuating rate that is tied to an adjusted base rate or LIBOR, at our option. Any increase in this interest rate can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at June 30, 2021, a 100-basis-point change in interest rates would change our annualized interest expense by approximately $2.5 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that information that is required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, that it is processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that information that is required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting.
During the second quarter of fiscal 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Please refer to Item 1A of the Company’s Form 10-K. There have been no material changes to our risk factors contained in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes purchases of our Common Stock during the second quarter of 2021:

	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares that May Yet Be Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2021	39,654	$7.25	—	$—
May 2021	—	—	—	—
June 2021	—	—	—	—
Total	39,654		—
Stock repurchases during the second quarter of 2021 were made in connection with delivery by our employees of shares to us to satisfy their tax withholding requirements related to the vesting of restricted shares.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference			Filing Date	Filed/ Furnished Herewith
		Form	File No.	Exhibit
10.1†	Lonestar Resources US Inc. 2021 Management Incentive Plan	S-8	333-255213	10.1	4/13/2021
10.2†	2021 Form of Restricted Stock Unit Agreement under the 2021 Lonestar Resources US Inc. 2021 Management Incentive Plan	10-Q	333-255213	10.2	5/11/2021
10.3†	2021 Form of Restricted Stock Unit Agreement under the 2021 Lonestar Resources US Inc. 2021 Management Incentive Plan (subject to Performance Criteria)	10-Q	333-255213	10.3	5/11/2021
10.4	First Amendment and Borrowing Base Agreement					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Accounting Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*    Filed herewith.
**    Furnished herewith
†    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONESTAR RESOURCES US INC.

August 10, 2021	/s/ Frank D. Bracken, III
Frank D. Bracken, III Chief Executive Officer

August 10, 2021	/s/ Jason N. Werth
Jason N. Werth Chief Accounting Officer